Form 10QSB
period 1996-03-31
TWIN CITY BANCORP INC
filed 1996-05-15
CIK 930373

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996


                        Commission File Number:  0-25290


                            Twin City Bancorp, Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Tennessee                                                  62-1582947
- - ------------------------                                       ----------------
(State of incorporation)                                       (I.R.S. Employer
                                                             Identification No.)

  310 State Street, Bristol Tennessee                                   37620
- - ----------------------------------------                             ----------
(Address of principal executive offices)                             (Zip Code)


      Registrant's telephone number, including area code:  (423) 989-4400
                                                           --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
requirements for the past ninety days:  Yes  x   No ___
                                            ---

As of March 31, 1996, there are 898,404 shares of the registrant's Common Stock, par value $1.00 per share, issued and outstanding.

     Transitional small business disclosure format (check one):  Yes ___  No x
                                                                            ---

                    TWIN CITY BANCORP, INC. AND SUBSIDIARIES
                    ----------------------------------------
                               Bristol, Tennessee
                               ------------------

                                     INDEX
                                     -----



PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheets - (Unaudited) as of December 31, 1995 and March 31, 1996

              Consolidated Statements of Income - (Unaudited) for the three month periods ended March 31, 1995 and 1996

              Consolidated Statements of Cash Flows - (Unaudited) for the three month periods ended March 31, 1995 and 1996

              Notes to (Unaudited) Consolidated Financial Statements

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                            TWIN CITY BANCORP, INC.
                                AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                  (unaudited)
                                 (in thousands)

                                                December 31,    March 31,
                                                    1995          1996
                                                ------------   -----------
Assets
- - ------

Cash and due from banks                           $  1,293      $  1,465
Interest-earning deposits                            3,316         3,002
Federal funds                                          300             -
Certificates of deposit                                196           196
Investment securities (amortized cost -
  $9,365 and $9,348)                                 9,396         9,328
Loans receivable, net                               72,477        72,770
Loans held for sale                                    533             -
Mortgage-backed securities (amortized cost -
  $11,446 and $12,037)                              11,464        11,894
Premises and equipment, net                          1,503         1,470
Real estate, net                                       375           436
Federal Home Loan Bank stock                           626           637
Interest receivable                                    414           375
Other                                                  658           748
                                                  --------      --------

         Total Assets                             $102,551      $102,321
                                                  ========      ========



                            (continued on next page)

                            TWIN CITY BANCORP, INC.
                                AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                  (unaudited)
                                 (in thousands)


                                                   December 31,   March 31,
                                                       1995         1996
                                                   ------------   ---------
Liabilities and Stockholders' Equity
- - ------------------------------------

Deposits                                              $83,211      $83,394
Federal Home Loan Bank advances                         4,000        3,500
Advance payments by borrowers for taxes
  and insurance                                           358          636
Accrued expenses and other liabilities                    352          246
Income taxes payable:
  Current                                                   -           69
  Deferred                                                372          381
                                                     --------     --------

         Total Liabilities                             88,293       88,226
                                                     --------     --------

Stockholders' Equity
  Common stock ($1 par value, 8,000,000
   shares authorized; 898,404 shares issued and
   outstanding at December 31, 1995 and
   March 31, 1996)                                        899           899
Paid-in capital                                         7,488         7,501
Retained earnings, substantially restricted             6,575         6,738
Unearned compensation:
   Employee stock ownership plan                         (647)         (629)
   Management recognition plan                            (85)         (311)
Net unrealized gains (losses) on securities
  available-for-sale, net of income taxes                  28          (103)
                                                     --------      --------
         Total Stockholders' Equity                    14,258        14,095
                                                     --------      --------

         Total Liabilities and Stockholders' Equity  $102,551      $102,321
                                                     ========      ========


  The accompanying notes are an integral part of these consolidated financial statements.

                            TWIN CITY BANCORP, INC.
                                AND SUBSIDIARIES
                       Consolidated Statements of Income
                                  (unaudited)
                                 (in thousands)


                                                  Three Months Ended
                                                       March 31,
                                                  -------------------
                                                  1995         1996
                                                  ----         ----
Interest income:
 Loans                                            $1,466       $1,610
 Mortgage-backed securities                          142          205
 Investment securities                               134          127
 Interest-bearing deposits                            60           44
                                                  ------       ------
     Total interest income                         1,802        1,986
                                                  ------       ------

Interest expense:
 Deposits                                            824          950
 Federal Home Loan Bank advances                      66           46
                                                  ------       ------
   Total interest expense                            890          996
                                                  ------       ------

   Net interest income                               912          990

Provision for loan losses                             15           25
                                                  ------       ------

   Net interest income after
    provision for loan losses                        897          965
                                                  ------       ------

Non-interest income:
 Loan fees and service charges                        93           77
 Insurance commission and fees                        15           17
 Gain on sale of loans                                15           46
 Income from rental of real estate                    57           33
 Other                                                10            7
                                                 ------       ------
   Total non-interest income                         190        180
                                                  ------     ------

Non-interest expense:
 Compensation and employee benefits                  342        356
 Net occupancy expense                                57         58
 Deposit insurance premiums                           48         47
 Data processing                                      44         52
 Provision for real estate losses                      6         15
 Other                                               153        137
                                                  ------     ------
   Total non-interest expense                        650        665
                                                  ------     ------

   Income before income taxes                        437        480
Income tax expense                                   167        183
                                                  ------     ------

  Net income                                      $  270     $  297
                                                  ======     ======

Dividends paid per share                             N/A      $0.15
                                                  ======     ======


  The accompanying notes are an integral part of these consolidated financial statements.

                            TWIN CITY BANCORP, INC.
                               AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (unaudited)
                                (in thousands)

                                                  Three Months Ended
                                                       March 31,
                                                  -------------------
                                                  1995           1996
                                                  ----           ----
Net cash provided (used) by
  operating activities                            $   398     $   145
                                                  -------     -------

Cash flows from investing activities:
 Purchase of investment securities
  classified as held-to-maturity                  (1,527)
 Purchase of investment securities
    classified as available-for-sale                    -       (984)
 Maturities of investment securities                  500       1,000
 Maturities of certificates of deposit                 98          98
 Purchase of certificates of deposit                    -        (98)
 Principal payments on mortgage-backed
   securities                                         187         428
 Purchase of mortgage-backed securities
   classified as held-to-maturity                 (1,063)           -
 Purchase of mortgage-backed securities
   classified as available-for-sale                     -     (1,026)
 Increase in cash surrender value of
   life insurance                                     (1)         (1)
 Net decrease (increase) in loans originated          (1)         901
 Purchase of loans                                  (659)       (732)
 Purchase of premises and equipment                   (4)           -
 Proceeds from sale of FHLB stock                      21           -
                                                  -------     -------

Net cash provided (used) by
  investing activities                            (2,449)       (414)
                                                  -------     -------

Cash flows from financing activities:
 Net increase in deposits                             551         183
 Increase in advance payments by borrowers
   for taxes and insurance                            357         278
 Repayment of FHLB advances                       (1,100)       (500)
 Dividends paid                                         -       (134)
                                                  -------     -------

Net cash provided (used) by
  financing activities                              (192)       (173)
                                                  -------     -------

Net increase (decrease) in cash                   (2,243)       (442)

Cash at beginning of period                         6,581       4,909
                                                  -------     -------

Cash at end of the period                         $ 4,338     $ 4,467
                                                  =======     =======

                            (continued on next page)

                            TWIN CITY BANCORP, INC.
                               AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (unaudited)
                                (in thousands)




                                                      Three Months Ended
                                                            March 31,
                                                     ---------------------
                                                     1994             1995
                                                     ----             ----
Supplemental disclosures:

Noncash investing and financing activities:
 Loans sold in exchange for mortgage-backed
  security                                           $  1,008     $      -
                                                     =========    ========
 Unrealized loss on securities available-for-sale
  net of income taxes                                $     10     $    131
                                                     ========     ========
 Capitalized mortgage servicing rights               $      -     $     68
                                                     ========     ========

Cash paid during the period for:
 Interest                                            $    877     $  1,010
 Income taxes                                        $     25     $     23
                                                     ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            TWIN CITY BANCORP, INC.
                               AND SUBSIDIARIES

            NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS


Note 1. - Basis of Presentation and Principals of Consolidation
          -----------------------------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These consolidated financial statements include the accounts of Twin City Bancorp, Inc. and its subsidiary, Twin City Federal Savings Bank, and the Bank's wholly owned subsidiaries, TCF Investors, Inc. and Magnolia Investment, Inc., and in consolidation all significant intercompany items are eliminated. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods presented have been made. Such adjustments were of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year.

Note 2. - Cash Flow Information
          ---------------------

As presented in the consolidated statements of cash flows, cash and cash equivalents include cash on hand, interest-earning deposits in other banks, and federal funds sold. The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

Note 3. - Retained Earnings, Substantially Restricted
          -------------------------------------------

Retained earnings represents the accumulated net income of the Company since its origination date. In connection with the insurance of savings accounts for the Bank, the Federal Deposit Insurance Corporation (FDIC) requires that certain minimum amounts be restricted to absorb certain losses as specified in the insurance of accounts regulations. Because restricted retained earnings is not related to amounts of losses actually anticipated, the appropriations thereto have not been charged to income in the accompanying consolidated financial statements. Furthermore, the use of retained earnings by the Bank is restricted by certain requirements of the Internal Revenue Code. There are further restrictions on retained earnings directed by the Office of Thrift Supervision where by the Bank is subject to maintain a minimum amount of regulatory capital as well as a liquidation account for the benefit of eligible account holders who continue to maintain their accounts at the Bank after the conversion.

Note 4. - New Accounting Standards
          ------------------------

The FASB has issued SFAS No. 121, " Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating recoverability, if estimated future cash flows, discounted and without interest charges, are less than carrying amount of the asset, an impairment loss is recognized. SFAS 121 also requires that certain long-lived assets and certain identifiable tangibles to be disposed of be reported at the lower carrying amount or fair value less cost to sell. SFAS 121 applies prospectively for fiscal years beginning after December 15, 1995. At the present time, the statement has no material effect on the consolidated financial statements.

                            TWIN CITY BANCORP, INC.
                               AND SUBSIDIARIES

            NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS


Note 5. - Stock Option Plan
          -----------------

In 1995, the Company adopted a stock option plan for the benefit of directors, officers, and other key employees of the Company. The number of shares of common stock reserved for issuance under the stock option plan was equal to 10% of the total number of common shares issued pursuant to the Company's offering. The plan provides for incentive options for officers and employees and non-incentive options for directors. The plan is administered by a committee of at least three directors of the Company. The option exercise price cannot be less than the fair value of the underlying common stock as of the date of the option grant, and the maximum option term cannot exceed ten years. The number of shares of common stock authorized under the stock option and incentive plan was 89,840. As of March 31, 1996, 22,460 non-incentive stock options have been granted to directors and are exercisable on a cumulative basis in equal installments over a five year period. The incentive stock options awarded to officers and other key employees totalled 64,388 at March 31, 1996 with 62,888 exercisable on a cumulative basis in equal installments over a five year period, and 1,500 exercisable upon the date of option grant. As of March 31, 1996, 86,848 options have been granted, of which none have been exercised. Options totaling 85,348 were granted with an exercise price of $14 per share and the remaining 1,500 at $16.875 per share.

Note 6. - Management Recognition and Retention Plan
          -----------------------------------------

In 1995, the Company established a management recognition plan ("MRP") under which 35,936 shares of common stock were awarded to particpants. The plan share awards were granted to certain employees and officers of the Company who will begin vesting on May 24, 1996 and be fully vested on May 24, 2000. The number of shares awarded to certain employees and officers was 35,936. Compensation expenses, in the amount of the fair value of the common stock at the date plan shares are purchased, will be recognized during the periods the participants become vested. As of March 31, 1996, 26,200 shares of common stock had been purchased to fund the MRP and the remaining 9,736 shares will be purchased over the vesting period. The unamortized balance of unearned compensation is reflected as a reduction of stockholders' equity. For the quarter ended March 31, 1996, $25,000 has been recognized a compensation expense.

Note 7. - Mortgage Servicing Rights
          -------------------------

In June 1995, the Company began accounting for mortgage servicing rights (MSRS) in accordance with the implementation of Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights". At December 31, 1995 and March 31, 1996, the fair value of MSRS capitalized was approximately $152,000 and $212,000, respectively. Fair value is determined on an individual loan basis for MSRS captilized using valuing methodology consistent with loans currently available for sale with similar interest rates and maturity terms.

The amount of MSRS captilized and amortized for the quarter ending March 31, 1996, was approximatley $68,000 and $5,000, respectively. MSRS are being amortized in proportion to and over the period of estimated net servicing income. An allowance of $3,000 for valuation of MSRS has been recorded as of and for the quarter ending March 31, 1996.

                            TWIN CITY BANCORP, INC.
                               AND SUBSIDIARIES

            NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS



Note 8. - Investment and Mortgage-Backed Securities
          -----------------------------------------

The Company records investments in debt and equity securities in accordance with SFAS No. 115. SFAS No. 115 requires that all investments in debt securities and all investments in equity securities that have readily determinable fair values be classified into three categories. Securities that management has positive intent and ability to hold until maturity will be classified as held-to-maturity. Securities that are bought and held specifically for the purposes of selling them in the near term will be classified as trading securities. All other securities will be classified as available-for-sale. Securities classified as trading and available-for-sale will be carried at market value.

All investment and mortgage-backed securities have been identified as available-for-sale at December 31, 1995 and March 31, 1996. At December 31, 1995, the Company held $9.4 million of investment securities and $11.4 million of mortgage-backed securities with unrealized gains of $49,000 as available-for-sale. At March 31, 1996, the Company held $9.3 million of investment securities and $12.0 million of mortgage-backed securities with unrealized losses of $163,000 as available-for-sale. The net unrealized gains and losses at December 31,1995 and March 31, 1996, net of the related tax benefits, are reported as a separate component of stockholders' equity.

Note 9. - Deposit Insurance Premiums
          --------------------------

The Company currently pays an insurance premium to the Federal Deposit Insurance Corporation (FDIC) equal to .23% of its total deposits as a member of the Savings Association Insurance Fund (SAIF). The FDIC has adopted lower insurance premium rates for members of the Bank Insurance Fund (BIF). The disparity in insurance premiums between BIF and SAIF could create a competitive disadvantage for SAIF members. A proposed alternative to mitigate the effect is the assessment of a special premium of approximately .85% of deposits in order to recapitalize the SAIF and to permit a subsequent lowering of the SAIF insurance premium rates.

If the proposal is realized, the Company would recognize an immediate charge to earnings for the amount of the fee which would immediately reduce its capital. After recapitalization, it is expected that the SAIF and BIF premiums would be equalized and therefore provide the Company with reduced insurance premiums in the future. However, management of the Company is unable to predict whether this proposal will be enacted or whether ongoing SAIF premiums will be reduced to a level equal to that of BIF premiums. It is anticipated that the ultimate effects of the proposed insurance premium assessment may be recognized in 1996.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations
- - -------------

   The Company's total consolidated assets decreased $230,000, or 0.2% to $102.3 million at March 31, 1996 from $102.6 million at December 31, 1995. Interest-earning deposits and federal funds decreased $614,000 from $3.6 million at December 31, 1995 to $3.0 million at March 31, 1996 as the company has sought to invest idle cash in mortgage-backed securities which have a higher yield. Net loans receivable increased $293,000 or 0.4% from $72.5 million at December 31, 1995 to $72.8 million at March 31, 1996. The Company originated 66 mortgage loans during the quarter ended March 31, 1996 as compared to 45 originations during the quarter ended March 31, 1995. The increase in originations in 1996 over 1995 was due to increased efforts by loan officers and originators to market the Comapny's mortgage products and a general decline in the prevailing market rates for mortgage loans. The Company has sold a majority of its fixed-rate originations during the first quarter of 1996 to the Federal Home Loan Mortgage Corporation, servicing retained and without recourse. Total real estate loans amounted to $51.5 million at March 31, 1996 as compared to $52.1 million at December 31, 1995. Consumer/commercial lending increased by $638,000 or 2.9%, from $21.9 million at December 31, 1995 to $22.5 million at March 31, 1996. The increase is attributable to increased consumer interest in automobile and equity loans. The Company's portfolio of investment securities remained constant with a balance of $9.3 million at March 31, 1996 as compared to a balance of $9.4 million at December 31, 1995. The Company's portfolio of mortgage-backed securities increased $430,000, or 3.8%, from $11.5 million at December 31, 1995 to $11.9 million at March 31, 1996.

   Deposits increased $183,000, or 0.2% from $83.2 million at December 31, 1995 to $83.4 million at March 31, 1996. Federal Home Loan Bank advances decreased $500,000 at March 31, 1996 from December 31, 1995.

   Total stockholders' equity has decreased $163,000, or 1.1%, from $14.3 million at December 31, 1995 to $14.1 million at March 31, 1996. The Company posted net income of $297,000 for the quarter ended March 31, 1996 while paying a dividend of $0.15 per share of common stock, or $134,000. During the quarter ended March 31, 1996, management pursued further funding for the Company's Management Recognition and Retention Plan (MRP) by purchasing 15,200 shares of common stock at a total purchase price of $251,000, while recognizing an expense of $25,000 resulting in a net increase of $226,000 in unearned compensation for the MRP. The Company, in accordance with SFAS No.115, has classified its entire portfolio of investment and mortgage-backed securities as available-for-sale. Net unrealized gains and losses of securities classified as available-for-sale are reported as a component of stockholder's equity. At March 31, 1996, the Company reported net unrealized losses on securities available-for-sale, net of income taxes, of $103,000 as compared to net unrealized gains on securities available-for-sale, net of income taxes, of $28,000 at December 31, 1995.

   Net interest income for the three months ended March 31, 1996 increased $78,000 over the three months ended March 31, 1995 from $912,000 to $990,000. The increase was primarily attributable to an improvement in the interest rate spread which increased from 3.39% for the three months ended March 31, 1995 to 3.56% for the three months ended March 31, 1996. The net interest margin increased from 3.85% for the three months ended March 31, 1995 to 4.10% for the three months ended March 31, 1996. The average yield on interest-earning assets increased 61 basis points from 7.61% for the three months ended March 31, 1995 to 8.22% for the three months ended March 31, 1996, while the average cost on interest-bearing liabilities only increased 44 basis points from 4.22% for the three months ended March 31, 1995 to 4.66% for the three months ended March 31, 1996. The average balance of interest-earning assets increased $2.0 million from $94.7 million at March 31, 1995 to $96.7 million at March 31, 1996, while the average balance of interest-bearing liabilities increased $1.1 million from $84.4 million at March 31, 1995 to $85.5 million at March 31, 1996.

   The provisions for loan losses amounted to $15,000 and $25,000 for the three months ended March 31, 1995 and 1996 respectively. At March 31, 1996, management reviewed the allowance for loan losses in relation to the Company's performance with past collections and charge offs, management's experience with the loan portfolio, and observations of the general economic climate and loan loss expectations. From this review and analysis and based on management's experience and judgement in managing the loan portfolio, it was determined that the allowance for loan losses needed to be $189,000 and therefore a $25,000 provision was recorded in the quarter ending March 31, 1996. At March 31, 1996, the allowance represented 411% of total loans past due more than ninety days.

   Non-interest income decreased $10,000 from $190,000 for the three months ended March 31, 1995 to $180,000 for the three months ended March 31, 1996. The primary decrease for the three months ended March 31, 1996 was income from rental of real estate which amounted to $33,000 as compared to $57,000 for the same period of 1995 due to the loss of a tenant at the Company's commercial office building in Knoxville, Tennessee. Loan fees and service charges decreased $16,000 from $93,000 for the three months ended March 31, 1995 to $77,000 for the three months ended March 31, 1996. Gains on the sale of fixed-rate mortgage loans to the FHLMC recognized in the three months ended March 31, 1996 was $46,000 as compared to $15,000 for the three months ended March 31, 1995. In accordance with SFAS No. 122 "Accounting for Mortgage Servicing Rights," additional gains on the sale of mortgage loans of approximately $68,000 were recognized for the three months ended March 31, 1996.

   Non-interest expense for the three months ended March 31, 1996 was 2.63% of average assets as compared to 2.61% for the three months ended March 31, 1995. Non-interest expense increased $15,000 from $650,000 for the three months ended March 31, 1995 to $665,000 for the three months ended March 31, 1996. Compensation and employee benefits increased $14,000 or 4.1% from $342,000 for the three months ended March 31, 1995 to $356,000 for the three months ended March 31, 1996. The increase for the three month period was a direct result of normal salary and wage increases and the recognition of additional compensation from the Company's MRP. Data processing cost increased $8,000 from $44,000 for the three months ended March 31, 1995 to $52,000 for the three months ended March 31, 1996. For the three months ended March 31, 1996, a provision for real estate losses of $15,000 was recognized. The provision for the three months ended March 31, 1996 was considered necessary by management due to the loss of a tenant. Other expenses decreased $16,000 from $153,000 for the three months ended March 31, 1995 to $137,000 for the three months ended March 31, 1996 as management has attempted to control its miscellaneous costs of doing business in 1996.

   The FDIC has proposed a one-time assessment on all SAIF-insured deposits, in the range of 85 cents to 90 cents per $100 of domestic deposits, held as of March 31, 1995. This one-time assessment is intended to recaptilize the SAIF to the required level of 1.25% of insured deposits, and could be payable during 1996.

   If the assessment is made at the proposed rate, the effect on Twin City Bancorp, Inc. would be pretax charge of approximately $682,000 (0.85% on deposits of $80.3 million at March 31, 1995) or $423,000 after tax (38% assumed tax rate).

                          PART II. OTHER INFORMATION
                                   -----------------


Item 1.  Legal Proceedings
         -----------------

From time to time, the Company and any subsidiaries may be a party to various legal proceedings incident to its or their business. At March 31, 1996, there were no legal proceedings to which the Company or any subsidiary was a party, or to which of any of their property was subject, which were expected by management to result in a material loss.

Item 2.  Changes in Securities
         ---------------------

         None

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None

Item 5.  Other Information
         -----------------

         None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------


     The following exhibits are filed as a part of this report:

               2*     Plan of Conversion
               4*     Form of Common Stock Certificate of Twin City Bancorp,
                      Inc.
               10.1** Form of Employment Agreements between Twin City Bancorp,
                      Inc. and Twin City Federal Savings Bank and Thad R. Bowers

               10.2** Form of Severance Agreements between Twin City Bancorp,
                      Inc. and Twin City Federal Savings Bank and Brenda N.
                      Baer, Robert C. Glover, Michael H. Phipps, Joyce C. Rouse,
                      John M. Wolford and Judith O. Bowers
               10.3* Twin City Bancorp, Inc. Incentive Compensation Plan 10.4***Twin City Bancorp, Inc. Incentive Compensation Plan -First
                      Amendment
               10.5* Twin City Federal Savings Bank Deferred Compensation Plan 10.6* Twin City Federal Savings Bank Supplemental Executive
                      Retirement Agreement
               10.7** Twin City Bancorp, Inc. 1995 Stock Option and Incentive
                      Plan
               10.8** Twin City Bancorp, Inc. Management Recognition Plan
               27     Financial Data Schedule

- - --------------------
* Incorporated by reference to Registration Statement on Form S-1 No. 33-84196 ** Incorporated by reference to Quarterly Report on Form 10-QSB for the Quarter period ended March 31, 1995 (Commission File Number 0-25290)
*** Incorporated by reference to Quarterly Report on Form 10-QSB for the Quarter period ended June 30, 1995 (Commission File Number 0-25290)

The Corporation did not file a current report on Form 8-K during the quarter covered by this report.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            TWIN CITY BANCORP, INC.


Date: May 13, 1996                By /s/ Thad R. Bowers
                                  -----------------------------------------
                                  Thad R. Bowers
                                  President and Chief Executive Officer
                                  (Principal Executive and Financial Officer)



Date: May 13, 1996                By /s/ Albert Joseph Vance, II
                                  -----------------------------------------
                                  Albert Joseph Vance, II
                                  Assistant Treasurer
                                  (Principal Accounting Officer)