Form 10-Q
period 1996-06-30
TWIN CITY BANCORP INC
filed 1996-08-13
CIK 930373

                             FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549



           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1996



                Commission File Number:  0-25290


                     Twin City Bancorp, Inc.
  --------------------------------------------------------------
    (Exact name of registrant as specified in its charter)

     Tennessee                                     62-1582947
- -----------------------                        -----------------
(State of incorporation)                       (I.R.S. Employer
                                              Identification No.)

310 State Street, Bristol Tennessee                 37620
- -----------------------------------------------------------------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:(423) 989-4400
                                                   --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such require ments for the past ninety days: Yes __x__ No ___

As of June 30, 1996, there are 898,404 shares of the registrant's
Common Stock, par value $1.00 per share, issued and 896,564 shares of the registrant's Common Stock outstanding.


Transitional small business disclosure format (check one):
Yes _____  No __x__

                    TWIN CITY BANCORP, INC. AND SUBSIDIARIES
                             Bristol, Tennessee

                                  INDEX



PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements

        Consolidated Balance Sheets - (Unaudited) as of December
        31, 1995 and June 30, 1996

        Consolidated Statements of Income - (Unaudited) for the six month and three month periods ended June 30, 1995 and 1996

        Consolidated Statements of Cash Flows- (Unaudited) for the six month periods ended June 30, 1995 and 1996

        Notes to (Unaudited) Consolidated Financial Statements

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations

                       TWIN CITY BANCORP, INC.
                         AND SUBSIDIARIES

                       Consolidated Balance Sheets
                              (unaudited)
                             (in thousands)


                                          December 31,      June 30,
                                             1995             1996
                                          ------------      ---------
Assets
- ------
Cash and due from banks                    $  1,293        $  1,564
Interest-earning deposits                     3,316             857
Federal funds                                   300               -
Certificates of deposit                         196             196
Investment securities (amortized cost -
   $9,365 and $10,337)                        9,396          10,295
Loans receivable, net                        72,477          74,625
Loans held for sale                             533             245
Mortgage-backed securities (amortized cost -
   $11,446 and $11,897)                      11,464          11,705
Premises and equipment, net                   1,503           1,467
Real estate, net                                375             379
Federal Home Loan Bank stock                    626             648
Interest receivable                             414             450
Other                                           658             869
                                           --------        --------
         Total Assets                      $102,551        $103,300
                                           ========        ========







                           (continued on next page)

                       TWIN CITY BANCORP, INC.
                         AND SUBSIDIARIES

                     Consolidated Balance Sheets
                            (unaudited)
                           (in thousands)


                                              December 31,      June 30,
                                                 1995             1996
                                             ------------      ---------
Liabilities and Stockholders' Equity
- ------------------------------------
Deposits                                       $ 83,211        $ 82,891
Federal Home Loan Bank advances                   4,000           4,500
Advance payments by borrowers for taxes
  and insurance                                     358           1,026
Accrued expenses and other liabilities              352             330
Income taxes payable:
  Deferred                                          372             440
                                               --------        --------
     Total Liabilities                           88,293          89,187
                                               --------        --------
Stockholders' Equity
Common stock ($1 par value, 8,000,000
   shares authorized; 898,404 shares issued
   and outstanding at December 31, 1995
   and 896,564 shares outstanding at June
   30, 1996)                                        899             899
Paid-in capital                                   7,488           7,512
Treasury stock, at cost (1,840 shares at
  June 30, 1996)                                      -             (31)
Retained earnings, substantially restricted       6,575           6,786
Unearned compensation:
   Employee stock ownership plan                   (647)           (611)
   Management recognition plan                      (85)           (295)
Net unrealized gains (losses) on securities
  available-for-sale, net of income taxes            28            (147)
                                               --------        --------

     Total Stockholders' Equity                  14,258          14,113
                                               ========        ========

     Total Liabilities and Stockholders'
       Equity                                  $102,551        $103,300
                                               ========        ========










The accompanying notes are an integral part of these consolidated financial statements.

                       TWIN CITY BANCORP, INC.
                         AND SUBSIDIARIES

                     Consolidated Statements of Income
                            (unaudited)
                           (in thousands)

                                        Six Months Ended      Three Months Ended
                                             June 30,              June 30,
                                       -----------------    --------------------
                                       1995       1996        1995        1996
                                      -------    -------     ------     --------
Interest income:
  Loans                               $3,036     $3,241      $1,570      $1,631
  Mortgage-backed securities             286        402         144         197
  Investment securities                  274        284         140         157
  Interest-bearing deposits              110         76          50          32
                                      ------     ------      ------      ------
       Total interest income           3,706      4,003       1,904       2,017
                                      ------     ------      ------      ------
Interest expense:
  Deposits                             1,739      1,890         915         940
  Federal Home Loan Bank advances        123         93          57          47
                                      ------     ------      ------      ------

    Total interest expense             1,862      1,983         972         987
                                      ------     ------      ------      ------

     Net interest income               1,844      2,020         932       1,030
Provision (recovery) for loan losses     (45)        50         (60)         25
                                      ------     ------      ------      ------

    Net interest income after
    provision (recovery) for loan
    losses                             1,889      1,970         992       1,005
                                      ------     ------      ------      ------
Non-interest income:
  Loan fees and service charges          224        148         131          71
  Insurance commission and fees           35         41          20          24
  Gain on sale of securities              29          -          29           -
  Gain on sale of loans                   20         79           5          33
  Income from rental of real estate       97         65          40          32
  Other                                   19         23           9          16
                                      ------     ------      ------      ------
    Total non-interest income            424        356         234         176
                                      ------     ------      ------      ------

Non-interest expense:
  Compensation and employee benefits     711        729         369         373
  Net occupancy expense                  115        115          58          57
  Deposit insurance premiums              95         95          47          48
  Data processing                         90        100          46          48
  Provision for real estate losses        59         30          53          15
  Other                                  351        302         198         165
                                      ------     ------      ------      ------
    Total non-interest expense         1,421      1,371         771         706
                                      ------     ------      ------      ------

    Income before income taxes           892        955         455         475
Income tax expense                       343        362         176         179
                                      ------     ------      ------      ------

   Net income                         $  549     $  593      $  279      $  296
                                      ======     ======      ======      ======
Dividends paid per share              $ 0.10     $ 0.46      $ 0.10      $ 0.31
                                      ======     ======      ======      ======

The accompanying notes are an integral part of these consolidated financial statements.

                       TWIN CITY BANCORP, INC.
                         AND SUBSIDIARIES

                 Consolidated Statements of Cash Flows
                            (unaudited)
                           (in thousands)


                                                  At June 30,
                                             ---------------------
                                               1995         1996
                                             -------       -------
Net cash provided (used) by
   operating activities                          $   622        $   532
                                                 -------        -------
Cash flows from investing activities:
  Purchase of investment securities
    classified as available-for-sale              (3,027)        (1,972)
  Maturities of investment securities              1,500          1,000
  Proceeds from sale of investment securities      2,034              -
  Purchase of certificates of deposit               (500)           (98)
  Maturities of certificates of deposit              196             98
  Principal payments on mortgage-backed
    securities                                       515          1,062
  Purchase of mortgage-backed securities
    classified as available-for-sale              (2,614)        (1,526)
  Increase in cash surrender value of
    life insurance                                    (1)            (1)
  Proceeds from sale of real estate                   96              -
  Net decrease (increase) in loans originated     (1,461)          (906)
  Purchase of loans                                 (989)        (1,082)
  Purchase of premises and equipment                 (84)           (30)
  Proceeds from sale of FHLB stock                    21              -
                                                 -------        -------
Net cash provided (used) by
  investing activities                            (4,314)        (3,455)
                                                 -------        -------

Cash flows from financing activities:
  Net increase (decrease) in deposits              1,165           (320)
  Increase in advance payments by borrowers
    for taxes and insurance                          659            668
  Proceeds from FHLB advances                          -          1,400
  Repayment of FHLB advances                      (1,100)          (900)
  Dividends paid                                     (90)          (382)
  Acquisition of treasury stock                        -            (31)
                                                 -------        -------

Net cash provided (used) by
    financing activities                             634            435
                                                 -------        -------

Net increase (decrease) in cash                   (3,058)        (2,488)

Cash at beginning of period                        6,581          4,909
                                                 -------        -------

Cash at end of the period                        $ 3,523        $ 2,421
                                                 =======        =======

                                               (continued on next page)

                       TWIN CITY BANCORP, INC.
                         AND SUBSIDIARIES

                 Consolidated Statements of Cash Flows
                            (unaudited)
                           (in thousands)


                                                  At June 30,
                                             ---------------------
                                               1995         1996
                                             -------       -------
Supplemental disclosures:

Noncash investing and financing activities:
  Loans sold in exchange for mortgage-backed
    security                                      $ 2,079       $     -
                                                  =======       =======
  Transfer from held-to-maturity to
    available-for-sale                            $17,628       $     -
                                                  =======       =======

  Unrealized loss on securities
    available-for-sale, net of income taxes       $    99       $    75
                                                  =======       =======

  Capitalized mortgage serving rights             $    22       $   112
                                                  =======       =======

Cash paid during the period for:
  Interest                                        $ 1,881       $ 1,995
                                                  =======       =======

  Income taxes (net of refunds)                   $   187       $   205
                                                  =======       =======


The accompanying notes are an integral part of these consolidated financial statements.

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

Note 4. -  New Accounting Standards

The FASB has issued SFAS No. 121, " Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating recoverability, if estimated future cash flows, discounted and without interest charges, are less than the carrying amount of the asset, an impairment loss is recognized. SFAS 121 also requires that certain long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. SFAS 121 applies prospectively for fiscal years beginning after December 15, 1995. At the present time, the statement has no material effect on the consolidated financial statements.

                     TWIN CITY BANCORP, INC.
                        AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS


Note 5. -  Stock Option Plan
           -----------------

In 1995, the Company adopted a stock option plan for the benefit of directors, officers, and other key employees of the Company. The number of shares of common stock reserved for issuance under the stock option plan was equal to 10% of the total number of common shares issued pursuant to the Company's offering. The plan provides for incentive options for officers and employees and non-incentive options for directors. The plan is administered by a committee of at least three directors of the Company. The option exercise price cannot be less than the fair value of the underlying common stock as of the date of the option grant, and the maximum option term cannot exceed ten years. The number of shares of common stock authorized under the stock option and incentive plan was 89,840. As of June 30, 1996, 22,460 non-incentive stock options have been granted to directors and are exercisable on a cumulative basis in equal installments over a five year period. The incentive stock options awarded to officers and other key employees totalled 64,388 at June 30, 1996 with 62,888 exercisable on a cumulative basis in equal installments over a five year period, and 1,500 exercisable upon the date of option grant. As of June 30, 1996, 86,848 options have been granted, of which none have been exercised. Options totaling 85,348 were granted with an exercise price of $14 per share and the remaining 1,500 at $16.875 per share.

Note 6. -  Management Recognition Plan
           ---------------------------

In 1995, the Company established a management recognition plan ("MRP") and related trust under which 35,936 shares of common stock were awarded to participants. The plan share awards were granted to certain employees and officers of the Company who began vesting on May 24, 1996 and will be fully vested on May 24, 2000. The number of shares awarded to certain employees and officers was 35,936. Compensation expenses, in the amount of the fair value of the common stock at the date plan shares are purchased, will be recognized during the periods the participants become vested. As of June 30, 1996, 26,200 shares of common stock had been purchased by the trust to fund the MRP and the remaining 9,736 shares will be purchased over the vesting period. The unamortized balance of unearned compensation is reflected as a reduction of stockholders' equity.
For the six months and quarter ended June 30, 1996, $49,000 and $24,000 have been recognized as compensation expense, respectively.

Note 7. -  Mortgage Servicing Rights
           -------------------------

In June 1995, the Company began accounting for mortgage servicing rights (MSRS) in accordance with the implementation of Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights". At December 31, 1995 and June 30, 1996, the fair value of MSRS capitalized was approximately $152,000 and $248,000, respectively. Fair value is determined on an individual loan basis for MSRS capitalized using valuing methodology consistent with loans currently available for sale with similar interest rates and maturity terms.

The amount of MSRS capitalized and amortized for the six months ending June 30, 1996, was approximately $112,000 and $11,000, respectively. The amount of MSRS capitalized and amortized for the quarter ending June 30, 1996 was approximately $44,000 and $6,000 respectively. MSRS are being amortized in proportion to and over the period of estimated net servicing income. An allowance of $5,000 for valuation of MSRS has been recorded as of and for the six months ending June 30, 1996.

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

All investment and mortgage-backed securities have been identified as available-for-sale at December 31, 1995 and June 30, 1996. At December 31, 1995, the Company held $9.4 million of investment securities and $11.4 million of mortgage-backed securities with unrealized gains of $49,000 as available-for-sale. At June 30, 1996, the Company held $10.3 million of investment securities and $11.9 million of mortgage-backed securities with unrealized losses of $234,000 as available-for-sale. The net unrealized gains and losses at December 31,1995 and June 30, 1996, net of the related tax benefits, are reported as a separate component of stockholders' equity.

Note 9. - Deposit Insurance Premiums
          --------------------------
The Company currently pays an insurance premium to the Federal Deposit Insurance Corporation (FDIC) equal to a percentage of its total deposits as a member of the Savings Association Insurance Fund (SAIF). The FDIC has adopted lower insurance premium rates for members of the Bank Insurance Fund (BIF). The disparity in insurance premiums between BIF and SAIF could create a competitive disadvantage for SAIF members. A proposed alternative to mitigate the effect is the assessment of a special premium of approximately .85% of deposits in order to recapitalize the SAIF and to permit a subsequent lowering of the SAIF insurance premium rates.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         -----------------------------------------------------------

     The Company's total consolidated assets increased $749,000, or 0.7% to $103.3 million at June 30, 1996 from $102.6 million at December 31, 1995. Interest-earning deposits and federal funds decreased $2.8 million as the Company has sought to invest idle cash in investment and mortgage-backed securities which have a higher yield. Net loans receivable increased $2.1 million or 3.0% from $72.5 million at December 31, 1995 to $74.6 million at June 30, 1996. The Company originated 170 mortgage loans during the six months ended June 30, 1996 as compared to 99 originations during the six months ended June 30, 1995. The increase in 1996 over 1995 was due to increased efforts by loan officers and originators to market the Company's mortgage products. The Company has sold the majority of its fixed-rate originations during the six months ended June 30, 1996 to the Federal Home Loan Mortgage Corporation (FHLMC), servicing retained and without recourse. Total real estate loans amounted to $53.0 million at June 30, 1996 as compared to $52.1 million at December 31, 1995. Consumer/commercial loans increased 9.5%, from $21.9 million at December 31, 1995 to $24.0 million at June 30, 1996. The increase is attributable to increased consumer interest in automobile and equity loans. The Company's portfolio of investment securities increased $899,000 or 9.6% from $9.4 million at December 31, 1995 to $10.3 million at June 30, 1996. The Company's portfolio of mortgage-backed securities increased $241,000 or 2.1% from $11.5 million at December 31, 1995 to $11.7 million at June 30, 1996.

     Deposits decreased $320,000 or 0.4% from $83.2 million at December 31, 1995 to $82.9 million at June 30, 1996. Federal Home Loan Bank advances increased $500,000 at June 30, 1996 from December 31, 1995.

     Total stockholders' equity has decreased $145,000, or 1.0% from $14.3 million at December 31, 1995 to $14.1 million at June 30, 1996. The Company posted net income of $593,000 for the six months ended June 30, 1996 while paying dividends totaling $0.46 per share of common stock outstanding, or $382,000. During the six months ended June 30, 1996, management pursued further funding for the Company's Management Recognition Plan (MRP) by funding the purchase by the MRP trust of 15,200 shares of common stock at a total purchase price of $259,000, while recognizing an expense of $49,000 resulting in a net increase of $210,000 in unearned compensation for the MRP. In addition, the Company has adopted a program to possibly repurchase up to 44,920, or approximately 5%, of its outstanding shares. At June 30, 1996, the Company had repurchased 1,840 shares at an average price of $16.532, and since that date the Company has repurchased 33,365 shares at an average price of $16,502. The Company, in accordance with SFAS No. 115, has classified its entire portfolio of investment and mortgage-backed securities as available-for-sale. Net unrealized gains and losses on securities available-for-sale are reported as a component of stockholders' equity. At June 30, 1996, the Company reported net unrealized losses on securities available-for-sale, net of income taxes, of $147,000 as compared to net unrealized gains on securities available-for-sale, net of income taxes, of $28,000 at December 31, 1995.

     Net interest income for the six months ended June 30, 1996 increased $176,000 over the six months ended June 30, 1995 from
$1.8 million to $2.0 million, and for the three months ended June
30, 1996 increased $98,000 over the three months ended June 30, 1995 from $932,000 to $1.0 million. The increases were primarily attributable to an improvement in the interest rate spread which increased from 3.38% for the six months ended June 30, 1995 to
3.61% for the six months ended June 30, 1996 and increased from
3.37% for the three months ended June 30, 1995 to 3.66% for the three months ended June 30, 1996. The net interest margin increased from 3.88% for the six months ended June 30, 1995 to 4.14% for the six months ended June 30, 1996 and increased from 3.91% for the three months ended June 30, 1995 to 4.19% for the three months ended June 30, 1996. The average yield on interest earning assets increased 41 basis points from 7.80% for the six months ended June
30, 1995 to 8.21% for the six months ended June 30, 1996 and increased 21 basis points from 7.99% for the three months ended
June 30, 1995 to 8.20% for the three months ended June 30, 1996.
The average cost on interest-bearing liabilities increased 18 basis points from 4.42% for the six months ended June 30, 1995 to 4.60%
for the six months ended June 30, 1996 while decreasing 8 basis points from 4.62% for the three months ended June 30, 1995 to 4.54%
for the three months ended June 30, 1996.  The average
balance of interest-earning assets was $95.0 million for the six months ended June 30, 1995 as compared to $97.5 million for the six months ended June 30, 1996 and was $95.3 million for the three months ended June 30, 1995 as compared to $98.3 million for the
three months ended June 30, 1996.   The average balance of
interest-bearing liabilities was $84.2 million for the six months ended June 30, 1995 as compared to $86.2 million for the six months ended June 30, 1996 and was $84.1 million for the three months ended June 30, 1995 as compared to $87.0 million for the three months ended June 30, 1996.


     The provisions (recoveries) for loan losses amounted to $(45,000), $50,000, $(60,000) and $25,000 for the six months and three months ended June 30, 1995 and 1996, respectively. At June 30, 1996, management reviewed the allowance for loan losses in relation to the Company's performance with past collections and charge offs, management's experience with the loan portfolio, and observations of the general economic climate and loan loss expectations. From this review and analysis and based on management's experience and judgement in managing the loan portfolio, it was determined that the allowance for loan losses needed to be $181,000 and therefore a $25,000 provision was recorded for the quarter ended June 30, 1996. At June 30, 1996 the allowance represented 274% of total loans past due more than ninety days.

    Non-interest income decreased $68,000 from $424,000 for the six months ended June 30, 1995 to $356,000 for the six months ended June 30, 1996 and decreased $58,000 from $234,000 for the three months ended June 30, 1995 to $176,000 for the three months ended June 30, 1996. The primary decrease for the six months ended June 30, 1996 was in loan fees and service charges which amounted to $148,000 as compared to $224,000 for the six months ended June 30, 1995. Gain on sale of securities for the six months and three months ended June 30, 1995 was $29,000 for which the same periods of 1996 showed no gains on the sale of securities. Gain on the sale of fixed-rate mortgage loans to the FHLMC recognized for the six months ended
June 30, 1995 was $20,000 as compared to $79,000 for the six months ended June 30, 1996 and was $5,000 for the three months ended
June 30, 1995 as compared to $33,000 for the three months and June 30, 1996. In accordance with SFAS No. 122 "Accounting for Mortgage Servicing Rights" additional gains on the sale of mortgage loans of approximately $44,000 and $112,000 for the three and six months ended June 30, 1996, respectively, were recognized as compared to $27,000 for the three and six months ended June 30, 1995. Income from rental of real estate amounted to $65,000 for the six months ended June 30, 1996 as compared to $97,000 for the six months ended June 30, 1995 and $32,000 for the three months ended June 30, 1996 as compared to $40,000 for the three months ended June 30, 1995. The decreases were due to the loss of a tenant at the Company's commercial office building in Knoxville, Tennessee.

     Non-interest expense for the six months ended June 30, 1996 was 2.69% of average assets as compared to 2.85% for the six months ended June 30, 1995. Non-interest expense decreased $50,000 for the six months ended June 30, 1996, and decreased $65,000 from $771,000 for the three months ended June 30, 1995 to $706,000 for the three months ended June 30, 1996. Compensation and employee benefits increased $18,000 from $711,000 for the six months ended June 30, 1995 to $729,000 for the six months ended June 30, 1996 and increased $4,000 from $369,000 for the three months ended June 30, 1995 to $373,000 for the three months ended June 30, 1996. The increase for the three and six month periods were a direct result of normal salary and wage increases and the recognition of additional compensation from the Company's MRP. Data processing increased $10,000 from $90,000 for the six months ended June 30, 1995 to $100,000 for the six months ended June 30,1996. For the three and six months ended June, 30 1996, a provision for real estate losses of $15,000 and $30,000 was recognized, respectively. The provisions for the three and six months ended June 30, 1996 were considered necessary by management due to the loss of a tenant at the Company's commercial office building in Knoxville, Tennessee. Other expense decreased $49,000 from $351,000 for the six months ended June 30, 1995 to $302,000 for the six months ended June 30, 1996 and decreased
$33,000 from $198,000 for the three months ended June 30, 1995 to $165,000 for the three months ended June 30, 1996 as management has attempted to control it's miscellaneous costs of doing business in 1996.

     The FDIC has proposed a one-time assessment on all SAIF-insured deposits, in the range of 85 cents to 90 cents per $100 of domestic deposits, held as of March 31, 1995. This one-time assessment is intended to recapitalize the SAIF to the required level of 1.25% of insured deposits, and could be payable during 1996.

     If the assessment is made at the proposed rate, the effect on Twin City Bancorp, Inc. would be a pretax charge of approximately
$628,000 (0.85% on deposits of $80.3 million at March 31, 1995) or $423,00 after tax (38% assumed tax rate).

                        PART II. OTHER INFORMATION
                                 -----------------




Item 1.  Legal Proceedings
         -----------------

From time to time, the Company and any subsidiaries may be a party to various legal proceedings incident to its or their business. At June 30, 1996, there were no legal proceedings to which the Company or any subsidiary was a party, or to which of any of their property was subject, which were expected by management to result in a material loss.

Item 2.  Changes in Securities
         ---------------------

None

Item 3.  Defaults Upon Senior Securities
         -------------------------------

None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

On May 24, 1996, the registrant held its annual meeting of stockholders. At the meeting, the following directors were elected by the stockholders to serve for three year terms:

                       Votes
                 -----------------                        Broker
                 For       Withheld      Abstentions     Non-Votes
                 ---      --------      -------------    ---------
Thad R. Bowers   702,908       -               -               -
Sid Oakley       702,908       -               -               -


Item 5.  Other Information
         -----------------

For information regarding a stock repurchase program recently adopted by the Company, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" which is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

      The following exhibits are incorporated by reference or filed as a part of this report:

3.1(1)      Charter of Twin City Bancorp, Inc.
3.2(1)      Bylaws of Twin City Bancorp, Inc.
4(1)        Form of Common Stock Certificate
10.1(1)(2)  Twin City Bancorp, Inc. Incentive Compensation Plan,
            as amended
10.2(1)     Twin City Bancorp, Inc. Deferred Compensation Plan
10.3(3)     Employment Agreements between Twin City Bancorp, Inc.
            and Twin City Federal Savings Bank and Thad R. Bowers
10.4(3)     Severance Agreements between Twin City Bancorp, Inc.
            and Twin City Federal Savings Bank and Brenda N.
            Baer, Judith O. Bowers, Robert C. Glover, Michael H.
            Phipps, Joyce C. Rouse and John M. Wolford
10.5(1)     Twin City Federal Savings Bank Supplemental Executive
            Retirement Agreement
10.6(3)     Twin City Bancorp, Inc. 1995 Stock Option and
            Incentive Plan
10.7(3)     Twin City Bancorp, Inc. Management Recognition Plan
27          Financial Data Schedule

________________
(1) Incorporated by reference to Company's Registration Statement on Form S-1 (File No. 33-84196).
(2) Incorporated by reference to Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 1995.
(3) Incorporated by reference to Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 1995.

The Corporation did not file a current report on Form 8-K during the quarter covered by this report.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:                      By /s/ Thad R. Bowers
                              -----------------------------
                              Thad R. Bowers
                              President and Chief Executive Officer
                              (Principal Executive and Financial
                              Officer)



Date:                      By /s/ Albert Joseph Vance, II
                              -----------------------------
                              Albert Joseph Vance, II
                              Assistant Treasurer
                              (Principal Accounting Officer)