Form 10-Q
period 1996-09-30
TWIN CITY BANCORP INC
filed 1996-11-08
CIK 930373

                             FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549



           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1996



                Commission File Number:  0-25290


                     Twin City Bancorp, Inc.
  --------------------------------------------------------------
    (Exact name of registrant as specified in its charter)

     Tennessee                                     62-1582947
-----------------------                        -----------------
(State of incorporation)                       (I.R.S. Employer
                                              Identification No.)

310 State Street, Bristol Tennessee                 37620
-----------------------------------------------------------------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:(423) 989-4400
                                                   --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such require
ments for the past ninety days: Yes  x    No
                                   -----     -----

As of September 30, 1996, there are 860,576 shares of the registrant's Common Stock, par value $1.00 per share, issued and outstanding.


Transitional small business disclosure format (check one):
Yes       No  x
   -----    -----

                    TWIN CITY BANCORP, INC. AND SUBSIDIARIES
                    ----------------------------------------
                             Bristol, Tennessee
                             ------------------

                                  INDEX
                                  -----


PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Consolidated Balance Sheets - (Unaudited) as of December 31, 1995 and September 30, 1996

          Consolidated Statements of Income - (Unaudited) for the nine month and three month periods ended September 30, 1995 and 1996

          Consolidated Statements of Cash Flows- (Unaudited) for the nine month periods ended September 30, 1995 and 1996

          Notes to (Unaudited) Consolidated Financial Statements

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations

                       TWIN CITY BANCORP, INC.
                         AND SUBSIDIARIES

                       Consolidated Balance Sheets
                              (unaudited)
                             (in thousands)

                                           December 31,     September 30,
                                              1995              1996
                                          ------------     ------------
Assets
------
Cash and due from banks                     $ 1,293          $ 1,800
Interest-earning deposits                     3,316            1,038
Federal funds                                   300                -
Certificates of deposit                         196               98
Investment securities (amortized cost -
   $9,365 and $9,843)                         9,396            9,816
Loans receivable, net                        72,477           78,744
Loans held for sale                             533               62
Mortgage-backed securities (amortized cost -
   $11,446 and $11,556)                      11,464           11,400
Premises and equipment, net                   1,503            1,517
Real estate, net                                375              436
Federal Home Loan Bank stock                    626              659
Interest receivable                             414              386
Other                                           658            1,111
                                           --------         --------
         Total Assets                      $102,551         $107,067
                                           ========         ========










                      (continued on next page)

                       TWIN CITY BANCORP, INC.
                         AND SUBSIDIARIES

                     Consolidated Balance Sheets
                            (unaudited)
                           (in thousands)

                                                       December 31,  September 30,
                                                           1995          1996
                                                       ------------  -------------
Liabilities and Stockholders' Equity
------------------------------------

Deposits                                                  $ 83,211       $ 85,709
Federal Home Loan Bank advances                              4,000          5,200
Advance payments by borrowers for taxes
  and insurance                                                358          1,368
Accrued expenses and other liabilities                         352            926
Income taxes payable:
  Deferred                                                     372            453
                                                          --------       --------

         Total Liabilities                                  88,293         93,656

Stockholders' Equity
Common stock ($1 par value, 8,000,000
   shares authorized; 898,404 shares issued and
   outstanding at December 31, 1995 and 860,576
   shares issued and outstanding at September 30, 1996)        899            861
Paid-in capital                                              7,488          7,185
Retained earnings, substantially restricted                  6,575          6,358
Unearned compensation:
   Employee stock ownership plan                              (647)          (593)
   Management recognition plan                                 (85)          (284)
Net unrealized gains (losses) on securities
  available-for-sale, net of income taxes                       28           (116)
                                                          --------       --------

         Total Stockholders' Equity                         14,258         13,411
                                                          --------       --------

         Total Liabilities and Stockholders' Equity       $102,551       $107,067
                                                          ========       ========






The accompanying notes are an integral part of these consolidated financial statements.

                       TWIN CITY BANCORP, INC.
                         AND SUBSIDIARIES

                     Consolidated Statements of Income
                            (unaudited)
                           (in thousands)

                                       Nine Months Ended      Three Months Ended
                                         September 30,         September 30,
                                       -----------------    --------------------
                                       1995       1996        1995        1996
                                      -------    -------     ------     --------
Interest income:
  Loans                                $4,627    $4,920       $1,591      $1,679
  Mortgage-backed securities              497       583          211         181
  Investment securities                   419       432          145         148
  Interest-bearing deposits               150       102           40          26
                                       ------    ------       ------      ------
       Total interest income            5,693     6,037        1,987       2,034
                                       ------    ------       ------      ------


Interest expense:
  Deposits                              2,698     2,862          959         972
  Federal Home Loan Bank advances         177       161           54          68
                                       ------    ------       ------      ------
    Total interest expense              2,875     3,023        1,013       1,040
                                       ------    ------       ------      ------

    Net interest income                 2,818     3,014          974         994
Provision (recovery) for loan losses      (20)      107           25          57
                                       ------    ------       ------      ------

    Net interest income after
    provision for loan losses           2,838     2,907          949         937
                                       ------    ------       ------      ------

Non-interest income:

  Loan fees and service charges           282       234           85          86
  Insurance commission and fees            56        67           21          26
  Gain on sale of securities               30         -            1           -
  Gain on sale of loans                    79       116           32          37
  Income from rental of real estate       139        98           42          33
  Other                                    39        30           20           7
                                       ------    ------       ------      ------

    Total non-interest income             625       545          201         189
                                       ------    ------       ------      ------

Non-interest expense:
  Compensation and employee benefits    1,075     1,065          364         336
  Net occupancy expense                   177       172           62          57
  Deposit insurance premiums              142       678           47         583
  Data processing                         134       148           44          48
  Provision for real estate losses         74        45           15          15
  Other                                   559       468          208         166
                                       ------    ------       ------      ------
    Total non-interest expense          2,161     2,576          740       1,205
                                       ------    ------       ------      ------

    Income (loss) before income taxes   1,302       876          410         (79)
Income tax expense (benefit)              499       331          156         (31)
                                       ------    ------       ------      ------
   Net income (loss)                   $  803    $  545       $  254      $  (48)
                                       ======    ======       ======      ======

Dividends paid per share               $ 0.25    $ 0.62       $ 0.15      $ 0.16
                                       ======    ======       ======      ======

The accompanying notes are an integral part of these consolidated financial statements.

                       TWIN CITY BANCORP, INC.
                         AND SUBSIDIARIES

                 Consolidated Statements of Cash Flows
                            (unaudited)
                           (in thousands)

                                                Nine Months Ended
                                                 September 30,
                                             ---------------------
                                               1995         1996
                                             -------       -------
Net cash provided (used) by
   operating activities                         $     904     $   992
                                                ---------     -------
Cash flows from investing activities:
  Purchase of investment securities
    classified as available-for-sale               (4,343)     (2,977)
  Maturities of investment securities               2,000       2,500
  Proceeds from sale of investment securities       3,512           -
  Purchase of certificates of deposit                (500)        (98)
  Maturities of certificates of deposit               696         196
  Principal payments on mortgage-backed
    securities                                        962       1,983
  Purchase of mortgage-backed securities
    classified as available-for-sale               (2,614)     (1,526)
  Increase in cash surrender value of
    life insurance                                     (1)         (1)
  Proceeds from sale of real estate                   125           -
  Net decrease (increase) in loans originated      (2,657)     (5,064)
  Purchase of loans                                (1,340)     (1,531)
  Purchase of premises and equipment                  (92)       (113)
  Proceeds from sale of FHLB stock                     21           -
                                                  -------     -------

Net cash provided (used) by
  investing activities                             (4,231)     (6,631)
                                                  -------     -------

Cash flows from financing activities:
 Increase (decrease) in deposits                      896       2,498
 Increase in advance payments by borrowers
   for taxes and insurance                            926       1,010
 Proceeds from FHLB advances                        2,000       5,600
 Repayment of FHLB advances                        (3,600)     (4,400)
 Dividends paid                                      (225)       (516)
 Acquisition of treasury stock                          -        (624)
                                                  -------     -------

Net cash provided (used) by
  financing activities                                 (3)      3,568
                                                  -------     -------

Net increase (decrease) in cash                    (3,330)     (2,071)

Cash at beginning of year                           6,581       4,909
                                                  -------     -------

Cash at end of the quarter                        $ 3,251     $ 2,838
                                                  =======     =======

                                  (continued on next page)

                                TWIN CITY BANCORP, INC.
                                 AND SUBSIDIARIES

                          Consolidated Statements of Cash Flows
                                     (unaudited)
                                  (in thousands)

                                               Nine Months Ended
                                                 September 30,
                                             ---------------------
                                               1995         1996
                                             -------       -------
Supplemental disclosures:

Noncash investing and financing activities:
  Loans sold in exchange for mortgage-backed
    security                                      $ 2,079     $   589
                                                  =======     =======
  Transfer from held-to-maturity to
    available-for-sale                            $17,628     $     -
                                                  =======     =======
  Unrealized loss on securities
    available-for-sale, net of income taxes       $    86    $    144
                                                  =======     =======
  Capitalized mortgage servicing rights           $    62     $   281
                                                  =======     =======
Cash paid during the period for:
  Interest                                        $ 2,891     $ 2,995
                                                  =======     =======
  Income taxes (net of refunds)                   $   341     $   415
                                                  =======     =======








The accompanying notes are an integral part of these consolidated financial statements.

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

Note 4. -  New Accounting Standards
           ------------------------

The FASB has issued SFAS No. 121, " Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circum-stances indicate that the carrying amount of an asset may not be recoverable. In evaluating recoverability, if estimated future cash flows, discounted and without interest charges, are less

                     TWIN CITY BANCORP, INC.
                        AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

than carrying amount of the asset, an impairment loss is recognized. SFAS 121 also requires that certain long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. SFAS 121 applies prospectively for fiscal years beginning after December 15, 1995. At the present time, the statement has no material effect on the consolidated financial statements.

Note 5. -  Stock Option Plan
           -----------------

In 1995, the Company adopted a stock option plan for the benefit of directors, officers, and other key employees of the Company. The number of shares of common stock reserved for issuance under the stock option plan was equal to 10% of the total number of common shares issued pursuant to the Company's offering. The plan provides for incentive options for officers and employees and non-incentive options for directors. The plan is administered by a committee of at least three directors of the Company. The option exercise price cannot be less than the fair value of the underlying common stock as of the date of the option grant, and the maximum option term cannot exceed ten years. The number of shares of common stock authorized under the stock option and incentive plan was 89,840. As of September 30, 1996, 22,460 non-incentive stock options have been granted to directors and are exercisable on a cumulative basis in equal installments over a five year period. The incentive stock options awarded to officers and other key employees totalled 64,388 at September 30, 1996 with 62,888 exercisable on a cumulative basis in equal installments over a five year period, and 1,500 exercisable upon the date of option grant. As of September 30, 1996, 86,848 options have been granted, of which none have been exercised. Options totaling 85,348 were granted with an exercise price of $14 per share and the remaining 1,500 at $16.875 per share. During the quarter ended September 30, 1996, the Company established a stock option plan trust for the principal purpose of acquiring and holding shares of common stock in the open market to be issued to option holders upon the exercise of options granted under the plan.

Note 6. -  Management Recognition Plan
           ---------------------------

In 1995, the Company established a management recognition plan ("MRP") under which 35,936 shares of common stock were awarded to participants. The plan share awards were granted to certain employees and officers of the Company who began vesting on May 24, 1996 and be fully vested on May 24, 2000. The number of shares awarded to certain employees and officers was 35,936. Compensation expenses, in the amount of the fair value of the common stock at the date plan shares are purchased, will be recognized during the periods the participants become vested. As of September 30, 1996, 27,000 shares of common stock had been purchased in the open market by the MRP's trust to fund the MRP and the remaining 8,936 shares will be purchased over the vesting period. The unamortized balance of unearned compensation is reflected as a reduction of stockholders' equity. For the nine months and quarter ended September 30, 1996, $74,000 and $25,000 have been recognized as compensation expense, respectively.

                    TWIN CITY BANCORP, INC.
                        AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

Note 7. -  Mortgage Servicing Rights
           -------------------------

In June 1995, the Company began accounting for mortgage servicing rights (MSRS) in accordance with the implementation of Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights". At December 31, 1995 and September 30, 1996, the fair value of MSRS capitalized was approximately $152,000 and $281,000, respectively. Fair value is determined on an individual loan basis for MSRS capitalized using valuing methodology consistent with loans currently available for sale with similar interest rates and maturity terms.

The amount of MSRS capitalized and amortized for the nine months ending September 30, 1996, was approximately $156,000 and $18,000, respectively. The amount of MSRS capitalized and amortized for the quarter ending September 30, 1996 was approximately $44,000 and $7,000 respectively. MSRS are being amortized in proportion to and over the period of estimated net servicing income. An allowance of $9,000 for valuation of MSRS has been recorded as of and for the nine months ending September 30, 1996.

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

All investment and mortgage-backed securities have been identified as available-for-sale at December 31, 1995 and September 30, 1996. At December 31, 1995, the Company held $9.4 million of investment securities and $11.4 million of mortgage-backed securities with unrealized gains of $49,000 as available-for-sale. At September 30, 1996, the Company held $9.8 million of investment securities and $11.6 million of mortgage-backed securities with unrealized losses of $183,000 as available-for-sale. The net unrealized gains and losses at December 31,1995 and September 30, 1996, net of the related tax benefits, are reported as a separate component of stockholders' equity.

Note 9. - Deposit Insurance Premiums
          --------------------------

The Company has recorded a liability at September 30, 1996 for the one-time special assessment levied by the omnibus appropriation bill to recapitalize the SAIF insurance fund and resolve the BIF/SAIF premium disparity. The special assessment for deposit insurance premiums of approximately $534,000 has been reflected in operations for the quarter ending September 30, 1996 with an after tax impact on net income of approximately $332,000. The FDIC will collect the assessment in late November and effective January 1, 1997 the Company will begin paying reduced premium assessments in accordance with the BIF/SAIF legislation.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
         --------------------------------------------------

     The Company's total consolidated assets increased $4.5 million, or 4.4% to $107.1 million at September 30, 1996 from $102.6 million at December 31, 1995. Interest-earning deposits and federal funds decreased $2.6 million as the Company has experienced an increase in mortgage and consumer/commercial loan originations. Net loans receivable increased $6.2 million or 8.7% from $72.5 million at December 31, 1995 to $78.7 million at September 30, 1996. The Company originated 245 mortgage loans during the nine months ended September 30, 1996 as compared to 176 originations during the nine months ended September 30, 1995. The increase in 1996 over 1995 was due to increased efforts by loan officers and originators to market the Company's mortgage products and a general decrease in the prevailing interest rates for the Company's mortgage products. The Company has sold the majority of its fixed-rate originations during the nine months ended September 30, 1996 to the Federal Home Loan Mortgage Corporation (FHLMC), servicing retained and without recourse. Total real estate loans amounted to $54.6 million at September 30, 1996 as compared to $52.1 million at December 31, 1995. Consumer/commercial loans increased 16.7%, from $21.9 million at December 31, 1995 to $25.5 million at September 30, 1996. The increase is attributable to increased consumer interest in automobile and equity loans. The Company's portfolio of investment securities increased $420,000 or 4.5% from $9.4 million at December 31, 1995 to $9.8 million at September 30, 1996. The Company's portfolio of mortgage-backed securities decreased $64,000 or 0.6% from $11.5 million at December 31, 1995 to $11.4 million at September 30, 1996.

     Deposits increased $2.5 million or 3.0% from $83.2 million at December 31, 1995 to $85.7 million at September 30, 1996.
Federal Home Loan Bank advances increased $1.2 million at
September 30, 1996 from December 31, 1995.

     Total stockholders' equity has decreased $847,000, or 5.9% from $14.3 million at December 31, 1995 to $13.4 million at September 30, 1996. The Company posted net income of $545,000 for the nine months ended September 30, 1996 while paying dividends totaling $0.62 per share of common stock outstanding, or $516,000. During the nine months ended September 30, 1996, management pursued further funding for the Company's Management Recognition Plan (MRP) by funding the MRP trust's purchase of 16,000 shares of common stock in the open market at a total purchase price of $272,000, while recognizing an expense of $73,000 resulting in a net increase of $199,000 in unearned compensation for the MRP. In addition, the Company has in place a program to possibly repurchase up to 44,920, or approximately 5%, of its outstanding shares. As of September 30, 1996, the Company had repurchased 37,828 shares at an average price of $16.507 per share. The Company, in accordance with SFAS No. 115, has classified its entire portfolio of investment and mortgage-backed securities as available-for-sale. Net unrealized gains and losses on securities available-for-sale are reported as a component of stockholders' equity. At September 30, 1996, the Company reported net unrealized losses on securities available-for-sale, net of income taxes, of $116,000 as compared to net unrealized gains on securities available-for-sale, net of income taxes, of $28,000 at December 31, 1995.

     Net interest income for the nine months ended September 30, 1996 increased $196,000 over the nine months ended September 30, 1995 from $2.8 million to $3.0 million, and for the three months ended September 30, 1996 increased $20,000 over the three months ended September 30, 1995 from $974,000 to $994,000. The increase in net interest income for the nine months ended September 30, 1996 over the nine months ended September 30, 1995 was primarily attributable to an improvement in the interest rate spread while the increase in net interest income for the three months ended September 30, 1996 over the three months ended September 30 1995 was primarily attributable to an increase in the average balance of interest earning assets offset by a reduction in the average cost on interest-bearing liabilities. The interest rate spread increased from 3.43% for the nine months ended September 30, 1995 to 3.55% for the nine months ended September 30, 1996 and decreased from 3.50% for the three months ended September 30, 1995 to 3.43% for the three months ended September 30, 1996. The net interest margin increased from 3.94% for the nine months ended September 30, 1995 to 4.07% for the nine months ended September 30, 1996 and decreased from 4.05% for the three months ended September 30, 1995 to 3.92% for the three months ended September 30, 1996. The average yield on interest earning assets increased 20 basis points from 7.95% for the nine months ended September 30, 1995 to 8.15% for the nine months ended September 30, 1996 and decreased 22 basis points from 8.25% for the three months ended September 30, 1995 to 8.03% for the three months ended September 30, 1996. The average cost on interest-bearing liabilities increased 8 basis points from 4.52% for the nine months ended September 30, 1995 to 4.60% for the nine months ended September 30, 1996 and decreased 16 basis points from 4.76% for the three months ended September 30, 1995 to 4.60% for the three months ended September 30, 1996. The average balance of interest-earning assets was $95.5 million for the nine months ended September 30, 1995 as compared to $98.8 million for the nine months ended September 30, 1996 and was $96.3 million for the three months ended September 30, 1995 as compared to $101.3 million for the three months ended September 30, 1996. The average balance of interest-bearing liabilities was $84.8 million for the nine months ended September 30, 1995 as compared to $87.6 million for the nine months ended September 30, 1996 and was $85.2 million for the three months ended September 30, 1995 as compared to $90.4 million for the three months ended September 30, 1996.

     The provisions (recoveries) for loan losses amounted to $(20,000), $107,000, $25,000 and $57,000 for the nine months and three months ended September 30, 1995 and 1996, respectively. At September 30, 1996, management reviewed the allowance for loan losses in relation to the Company's performance with past collections and charge offs, management's experience with the loan portfolio, and observations of the general economic climate and loan loss expectations. From this review and analysis and based on management's experience and judgement in managing the loan portfolio, it was determined that the allowance for loan losses needed to be $213,000 and therefore a $57,000 provision was recorded for the quarter ended September 30, 1996. At September 30, 1996 the allowance represented 155% of total loans past due more than ninety days.

    Non-interest income decreased $80,000 from $625,000 for the nine months ended September 30, 1995 to $545,000 for the nine months ended September 30, 1996 and decreased $12,000 from $201,000 for the three months ended September 30, 1995 to $189,000 for the three months ended September 30, 1996. The primary decrease for the nine months ended September 30, 1996 was in loan fees and service charges which amounted to $234,000 as compared to $282,000 for the nine months ended September 30, 1995. Gain on sale of securities for the nine months ended
September 30, 1995 was $30,000 for which the same period of 1996 showed no gains on the sale of securities. Gain on the sale of fixed-rate mortgage loans to the FHLMC recognized for the nine months ended September 30, 1995 was $79,000 as compared to $116,000 for the nine months ended September 30, 1996 and was $32,000 for the three months ended September 30, 1995 as compared to $37,000 for the three months ended September 30, 1996. In accordance with SFAS No. 122 "Accounting for Mortgage Servicing
Rights" additional gains on the sale of mortgage loans of approximately $44,000 and $156,000 for the three and nine months ended September 30, 1996, respectively, were recognized as compared to $35,000 and $63,000 for the three and nine months ended September 30, 1995. Income from rental of real estate amounted to $98,000 for the nine months ended September 30, 1996 as compared to $139,000 for the nine months ended September 30, 1995 and $33,000 for the three months ended September 30, 1996 as compared to $42,000 for the three months ended September 30, 1995. The decreases were due to the loss of a tenant at the Company's commercial office building in Knoxville, Tennessee.

     Non-interest expense for the nine months ended September 30, 1996 was 3.32% of average assets as compared to 2.88% for the nine months ended September 30, 1995 primarily due to the expense recorded for the one-time deposit insurance assessment. Non-interest expense increased $415,000 from $2.2 million for the nine months ended September 30, 1995 to $2.6 million for the nine months ended September 30, 1996, and increased $465,000 from $740,000 for the three months ended September 30, 1995 to $1.2 million for the three months ended September 30, 1996. Compensation and employee benefits decreased $10,000 for the nine months ended September 30, 1996 over the nine months ended September 30, 1995 and decreased $28,000 from $364,000 for the three months ended September 30, 1995 to $336,000 for the three months ended September 30, 1996. Data processing increased $14,000 from $134,000 for the nine months ended September 30, 1995 to $148,000 for the nine months ended September 30,1996.
For the three and nine months ended September 30, 1996, a provision for real estate losses of $15,000 and $45,000 was recognized, respectively. The provisions for the three and nine months ended September 30, 1996 were considered necessary by management due to the loss of a tenant at the Company's commercial office building in Knoxville, Tennessee. Other expense decreased $91,000 from $559,000 for the nine months ended September 30, 1995 to $468,000 for the nine months ended September 30, 1996 and decreased $58,000 from $208,000 for the three months ended September 30, 1995 to $166,000 for the three months ended September 30, 1996 as management has attempted to control its miscellaneous costs of doing business in 1996.

     The primary increase in non-interest expense for the nine months and three months ended September 30, 1996 over the nine months and three months ended September 30, 1995 was in deposit insurance premiums. For the nine months and three months ended September 30, 1996, the Company recorded a liability for the one-time special assessment levied by the omnibus appropriation bill to recapitalize the SAIF (Savings Association Insurance Fund) and resolve the BIF (Bank Insurance Fund)/SAIF disparity in the amount of $534,000 with an after tax impact on net income of approximately $332,000. Prior to the recognition of the special assessment, the Company had posted net income for the nine months ended September 30, 1996 of $876,000 as compared to $803,000 for the nine months ended September 30, 1995 and for the three months ended September 30, 1996 of $284,000 as compared to $254,000 for the three months ended September 30, 1995. The FDIC will collect the assessment in late November and effective January 1, 1997, the Company will begin paying reduced premium assessments in accordance with the BIF/SAIF legislation.

     During the quarter ended September 30, 1996, the Company began to make renovations to the interior of its main office in Bristol, Tennessee. In addition, the Company is planning extensive improvements at the Volunteer Parkway Branch in Bristol, Tennessee. The interior of the branch will be upgraded along with the expansion of the under-roof area. Management is also pleased to report that a site in Bristol, Virginia was acquired subsequent to September 30, 1996 and the Company plans to construct a branch of the Bank at the site in the future subject to regulatory approval. The costs of these upgrades and expansions will be capitalized and the expense will be recognized over their estimated useful lives. Management believes that these renovations and expansions will work to enhance the revenue and net income of the Company resulting in greater profitability in the future.

                PART II. OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------

From time to time, the Company and any subsidiary may be a party to various legal proceedings incident to its or their business. At September 30, 1996, there were no legal proceedings to which the Company or any subsidiary was a party, or to which of any of their property was subject, which were expected by management to result in a material loss.

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

Item 5.  Other Information
         -----------------

None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------


       The following exhibits are filed as a part of this report:

       3.1(1)       Charter of Twin City Bancorp, Inc.
       3.2(1)       Bylaws of Twin City Bancorp, Inc.
       4(1)         Form of Common Stock Certificate
       10.1(1),(2)  Twin City Bancorp, Inc. Incentive
                      Compensation Plan, as amended
       10.2(1)      Twin City Bancorp, Inc. Deffered Compensation
                      Plan
       10.3(3)      Employment Agreements between Twin City
                      Bancorp, Inc. and Twin City Federal Savings
                      Bank and Thad R. Bowers
       10.4(3)      Severance Agreements between Twin City
                      Bancorp, Inc. and Twin City Federal Savings
                      Bank and Brenda N. Baer, Judith O. Bowers,
                      Robert C. Glover, Michael H. Phipps, Joyce
                      C. Rouse and John M. Wolford
       10.5(1)      Twin City Federal Savings Bank Supplemental
                      Executive Retirement Agreement
       10.6(3)      Twin City Bancorp, Inc. 1995 Stock Option and
                      Incentive Plan
       10.7(3)      Twin City Bancorp, Inc. Management
                      Recognition Plan
       27           Financial Data Schedule



______________
(1) Incorporated by reference to Company's Registration Statement on Form S-1 No. 33-84196
(2) Incorporated by reference to Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 1995
(3) Incorporated by reference to Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 1995


The Corporation did not file a current report on Form 8-K during the quarter covered by this report.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: November 8, 1996     By /s/ Thad R. Bowers
                              -----------------------------
                              Thad R. Bowers
                              President and Chief Executive Officer
                              (Principal Executive and Financial
                              Officer)



Date: November 8, 1996     By /s/ Albert Joseph Vance, II
                              -----------------------------
                              Albert Joseph Vance, II
                              Assistant Treasurer
                              (Principal Accounting Officer)