Form 10KSB
period 1996-12-31
TWIN CITY BANCORP INC
filed 1997-03-28
CIK 930373

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1996

                        Commission File Number: 0-25290

                            TWIN CITY BANCORP, INC.
            ________________________________________________________
       (Exact name of small business issuer as specified in its charter)

             Tennessee                                     62-1582947
____________________________________________     _______________________________
      (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                   Identification No.)

    310 State at Edgemont, Bristol, Tennessee                        37620
    _________________________________________                      ---------
    (Address of principal executive offices)                       (Zip Code)

     The registrant's telephone number, including area code: (423) 989-4400

 Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $1.00 per share

The registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months and (2) has been subject to such filing requirements for the past 90 days.

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and disclosure will not be contained, to the best of the registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The registrant's revenues for its most recent fiscal year were $8,824,000.

The aggregate market value of the registrant's outstanding common stock held by non-affiliates of the registrant at March 7, 1997 was approximately $12,161,672 (based on 640,088 shares at the most recent trading price of which management was aware ($19.00 on March 7, 1997)) (the registrant's employee stock ownership plan, management recognition plan and directors and executive officers have not been deemed to be non-affiliates).

The total number of outstanding shares of the registrant's common stock at March 7, 1997 was 853,484.

Transitional small business disclosure format: No.

                      DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's 1996 Annual Report to Stockholders (the "Annual Report"). (Part II)

          Portions of the Proxy Statement for the registrant's 1997 Annual Meeting of Stockholders (the "Proxy Statement"). (Part III)

                                    PART IV

ITEM 13.  EXHIBITS LIST AND REPORTS ON FORM 8-K
-----------------------------------------------

        (a) The following exhibits either are filed or otherwise furnished as part of this report or are incorporated herein by reference:


   No.               Description
   ---               -----------

   3.1/1/        Charter of Twin City Bancorp, Inc.

   3.2/1/        Bylaws of Twin City Bancorp, Inc.

   4/1/          Form of Common Stock Certificate

   10.1/1,2/     Twin City Bancorp, Inc. Incentive Compensation Plan, as amended

   10.2/1/       Twin City Bancorp, Inc. Deferred Compensation Plan

   10.3/3/ Employment Agreements between Twin City Bancorp, Inc. and Twin City Federal Savings Bank and Thad R. Bowers

   10.4/3/ Severance Agreements between Twin City Bancorp, Inc. and Twin City Federal Savings Bank and Brenda N. Baer, Judith O. Bowers, Robert C. Glover, Michael H. Phipps, Joyce C. Rouse and John M. Wolford

   10.5/1/ Twin City Federal Savings Bank Supplemental Executive Retirement Agreement

   10.6/3,4/     Twin City Bancorp, Inc. 1995 Stock Option and Incentive Plan

   10.7/3/       Twin City Bancorp, Inc. Management Recognition Plan

   13/4/         Portions of Annual Report

   21/5/         Subsidiaries

   23/4/         Consent of Independent Auditor

   27/4/         Financial Data Schedule
__________________
  /1/ All or a portion incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-84196).
  /2/  All or a portion incorporated by reference to the Company's
       Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 1995.
  /3/  All or a portion incorporated by reference to the Company's
       Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 1995.
  /4/ All or a portion filed or otherwise furnished as a part of this report.
  /5/ All or a portion incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.

    (b) No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this report.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

GENERAL

          Twin City Bancorp, Inc. Twin City Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Tennessee in September 1994 at the direction of the Board of Directors of Twin City Federal Savings Bank (the "Bank") for the purpose of serving as a savings institution holding company of the Bank upon the acquisition of all of the capital stock issued by the Bank upon the conversion of the Bank from mutual to stock form (the "Conversion"). Prior to the Conversion, the Company did not engage in any material operations. Effective December 29, 1994, the Bank consummated the Conversion, and the Company issued 898,404 shares of its common stock in an initial public offering. Since the Conversion, the Company has not had any significant assets other than the outstanding capital stock of the Bank, a portion of the net proceeds of its stock offering and a note receivable from the Company's employee stock ownership plan, and the Company's principal business has been the business of the Bank and its subsidiaries.

          The Company's executive offices are located at 310 State Street, Bristol, Tennessee 37620, and its telephone number is (423) 989-4400.

          Twin City Federal Savings Bank. The Bank was organized in 1958 as a federally chartered mutual savings and loan association, at which time it also became a member of the Federal Home Loan Bank ("FHLB") System and obtained federal deposit insurance. In 1988, the Bank converted to a federal mutual savings bank and assumed its current name. The Bank currently operates through three banking offices located in Bristol, Tennessee.

          The Bank's business strategy has been to operate as a profitable and independent community-oriented savings institution dedicated to providing quality customer service. Generally, the Bank has sought to implement this strategy by using retail deposits supplemented by FHLB advances as its sources of funds and maintaining substantially all of its assets in loans secured by owner-occupied one- to four-family residential real estate located in the Bank's market area, U.S. government and agency securities, mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA"), interest-earning deposits and cash and equivalents and investing limited amounts in commercial real estate, construction, commercial business and nonmortgage consumer loans. The Bank also services a substantial portfolio of loans previously sold to investors.

          As a federally chartered savings institution, the Bank is subject to extensive regulation by the Office of Thrift Supervision ("OTS"). The lending activities and other investments of the Bank must comply with various federal regulatory requirements, and the OTS periodically examines the Bank for compliance with various regulatory requirements. The Federal Deposit Insurance Corporation ("FDIC") also has the authority to conduct special examinations.
The Bank must file reports with OTS describing its activities and financial condition and is also subject to certain reserve requirements promulgated by the Board of Governors of the Federal Reserve System ("Federal Reserve Board").

PROPOSED LEGISLATIVE CHANGES

          Legislation recently introduced in the Senate and the House of Representatives could have a profound impact on the operations of the Bank.
Such legislation includes proposals to eliminate regulatory distinctions between banks and savings associations under federal law and would ease the merger of the Savings Association Insurance Fund ("SAIF") and the Bank Insurance Fund ("BIF"), the two deposit insurance funds. In its current form, the legislation would require all federally-chartered savings associations to convert to national banks or to state depository institutions effective on a to-be-specified date. The legislation will be subject to major revisions during the current session of Congress.

MARKET AREA

          Carter, Hawkins, Johnson, Sullivan, Unicoi and Washington Counties and the City of Bristol in Tennessee and Buchanan, Dickenson, Lee, Russell, Scott, Smyth, Tazewell, Washington and Wise Counties and the City of Bristol in Virginia constitute the Bank's market area for deposit activities, while the Bank's primary market area for lending activities is concentrated in Sullivan County, including the City of Bristol, in Tennessee and Washington County and the City of Bristol, in Virginia. To a lesser extent, the Bank accepts deposits and makes loans throughout northeastern Tennessee and southwestern Virginia.

          The Bank's market area is primarily rural, with population centers in Bristol and Kingsport, Tennessee and Bristol and Abingdon, Virginia. The area's economy is based on a mixture of agriculture (primarily tobacco, small grains and cattle) and manufacturing (primarily textiles and metal products), as well as a variety of service, wholesale and retail businesses and government agencies. The area's population, employment and income levels have not experienced significant growth in recent years (growth rates have been below national as well as Tennessee and Virginia averages) and are not projected to increase significantly over the next five years. Although there can be no assurance, consistent with the area's rural location and stable demographics, management does not expect the Bank's market area to experience substantial instability or growth in future.

COMPETITION

          The Bank experiences substantial competition both in attracting and retaining savings deposits and in the making of mortgage and other loans.

          Direct competition for savings deposits comes from other savings institutions, credit unions, regional bank holding companies and commercial banks located in its primary market area. Significant competition for the Bank's other deposit products and services comes from money market mutual funds and brokerage firms. The primary factors in competing for loans are interest rates and loan origination fees and the range of services offered by various financial institutions. Competition for origination or real estate loans normally comes from other savings institutions, commercial banks, mortgage bankers, and mortgage brokers.

          Bristol is centrally located between the financial centers of Charlotte, North Carolina, Atlanta, Georgia, Washington, D.C. and Nashville, Tennessee. The financial institutions of these areas, as well as those locally, constitute a highly competitive market. In Bristol, Tennessee, where the Bank's main office and branches are located, primary competition consists of approximately thirty banks, thrifts and credit unions.

          The Bank is able to compete effectively in its primary market area by offering a wide variety of loan and deposit products and competitive interest rates and fees and by emphasizing personal customer service. Management believes that, as a result of the Bank's commitment to competitive pricing, varied products and personal service, the Bank has developed a solid base of core deposits and a lending volume and quality that ranks among the leaders in the Bank's market area.

BUSINESS STRATEGY

          The Bank's business strategy has been to operate as a profitable and independent community-oriented savings institution dedicated to providing quality customer service. Generally, the Bank has sought to implement this strategy by using retail deposits supplemented by FHLB advances as its sources of funds and maintaining most of its assets in loans secured by owner-occupied one- to four-family residential real estate located in the Bank's market area, U.S. government and agency securities, mortgage-backed securities issued by the FHLMC and the FNMA, interest-earning deposits and cash and equivalents and investing limited amounts in commercial real estate, construction, commercial business and nonmortgage consumer loans. The Bank's business strategy incorporates the following key elements: (1) operating as a community-oriented financial institution, maintaining a strong core customer base by providing quality service and offering customers the access to senior management and services that a community-based institution can offer; (2) maintaining asset quality by emphasizing investment in residential mortgage loans, mortgage-backed securities and other securities issued or guaranteed by the U.S. government or agencies thereof; (3) attracting a relatively strong retail deposit base from the communities served by the Bank's three banking offices; (4) managing interest rate risk exposure while achieving desirable levels of profitability; and (5) maintaining capital in excess of regulatory requirements.

LENDING ACTIVITIES

          General. The Bank's principal lending activity consists of the origination of loans secured by mortgages on existing one- to four-family residences in the Bank's market area. The Bank also makes a variety of consumer loans as well as commercial real estate loans, construction loans and commercial business loans.

          Historically, savings institutions' residential lending activities primarily consisted of originating fixed rate mortgage loans with maturities of up to 30 years for retention in the loan portfolio. Since the early 1980s, however, management has sought to increase the interest rate sensitivity of the Bank's loan portfolio by emphasizing the origination of adjustable rate mortgages and by originating adjustable rate mortgage loans for portfolio and fixed rate mortgage loans principally for sale to the FHLMC. During recent periods of declining market interest rates, many borrowers sought to refinance existing mortgages, and most borrowers preferred longer term, fixed rate mortgage loans rather than shorter term or adjustable rate mortgage loans. As a result, the Bank's loan originations and sales during these periods reflected a general increase in lending activity, particularly with respect to the origination of fixed rate loans for sale. During periods when market rates have stabilized or risen somewhat, the Bank's refinance loan originations and loan sales activities have been more consistent with lower historical levels.

          Loan Portfolio Composition. The following table sets forth selected data relating to the composition of the Bank's loan portfolio by type of loan at the dates indicated.

                                                    At December 31,
                                     -------------------------------------------
                                            1995                  1996
                                     -----------------  ------------------------
                                      Amount      %         Amount          %
                                     --------  -------  ---------------  -------
                                               (Dollars in thousands)
Type of Loan:
-------------
Real estate loans --
  Construction loans...............  $ 2,002     2.71%          $ 3,360    4.22%
  One- to four-family residential..   46,043    62.24            45,859   57.54
  Multi-family residential.........      258     0.35               247    0.31
  Non-residential..................    3,796     5.13             4,118    5.17
                                     -------   ------           -------  ------
      Total real estate loans......   52,099    70.43            53,584   67.24
                                     -------   ------           -------  ------

Consumer loans --
  Automobiles......................    5,522     7.46             6,652    8.35
  Savings accounts.................      293     0.40               260    0.33
  Home equity......................   14,491    19.59            17,207   21.59
  Other............................    1,569     2.12             1,984    2.49
                                     -------   ------           -------  ------
      Total consumer loans.........   21,875    29.57            26,103   32.76
                                     -------   ------           -------  ------
      Total loans (1)..............   73,974   100.00%           79,687  100.00%
                                               ======                    ======

Less:
  Loans in process.................      971                      1,417
  Discounts and other..............     (188)                      (264)
  Loan loss reserve................      181                        327
                                     -------                    -------
      Total........................  $73,010                    $78,207
                                     =======                    =======
--------------------

(1) Does not include $51.4 million and $54.5 million of loans the Bank previously sold to the FHLMC and others and serviced at December 31, 1995 and 1996, respectively.



     The following table sets forth information at December 31, 1996 regarding the dollar amount of loans maturing in the Bank's portfolio, including scheduled
repayments of principal based on contractual terms to maturity.   Demand loans,
loans having no schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.

                   Due within 1  Due 1 through  Due after 4
                    year after   4 years after  years after
                   December 31,  December 31,   December 31,
                       1996          1996           1996
                   ------------  -------------  ------------
Real Estate:
   Permanent             $3,320        $39,673       $ 7,231
   Construction           3,360             --            --
Installment                 102          4,707        11,130
Other                        86          9,324           754
                         ------        -------       -------
                         $6,868        $53,704       $19,115
                         ======        =======       =======


          The following table sets forth the dollar amount of all loans at December 31, 1996 due on or after December 31, 1997 which have predetermined interest rates and have floating or adjustable interest rates.

                Predetermined    Floating or
                    Rate       Adjustable Rates
                -------------  ----------------

Real Estate:
Permanent             $ 6,258           $40,646
Installment            15,837                --
Other                  10,012                66
                      -------           -------
                      $32,107           $40,712
                      =======           =======

          Scheduled contractual principal repayments of loans do not necessarily reflect the actual life of such assets. The average life of long-term loans is substantially less than their contractual terms, due to prepayments. The average life of mortgage loans tends to increase when current mortgage loan market rates are higher than rates on existing mortgage loans and tends to decrease when current mortgage loan market rates are lower than rates on existing mortgage loans.

          For additional information, see "Management's Discussion and Analysis or Plan of Operation -- Asset/Liability Management" at Item 6 and Note 23 of the Notes to Consolidated Financial Statements at Item 7 hereof.

          Originations, Purchases and Sales of Loans. The following table sets forth information with respect to the Bank's originations, purchases and sales of loans during the periods indicated.

                                Year Ended December 31,
                                -----------------------
                                   1995         1996
                                -----------  ----------
                                (Dollars in thousands)
Loans originated:
  Real estate loans:
    Construction loans........      $ 2,925     $ 4,164
    One- to four-family.......       12,623      17,976
  Consumer loans..............       12,248      20,683
  Commercial loans............        2,145         426
                                    -------     -------
      Total loans originated..      $29,941     $43,249
                                    =======     =======

Real estate loans purchased...      $ 1,010     $ 1,532
                                    =======     =======

Loans sold:
  Whole loans.................      $ 7,364     $10,831
  Participation loans.........           --          --
                                    -------     -------

      Total loans sold........      $ 7,364     $10,831
                                    =======     =======


          Management attributes the increases in loan originations and sales in fiscal 1996 to increased efforts by loan officers and originators to market the Company's mortgage products and a general decrease in the prevailing interest rates for the Company's mortgage products (substantially all loan sales during the periods indicated were fixed rate loan originations sold to the FHLMC, servicing retained and without recourse), as well as an increase in consumer interest in automobile and home equity loans. While loan purchases have declined during the Bank's recent periods of decreased loan originations, in periods of insufficient local loan demand the Bank has purchased (and may in the future purchase) participations and whole loans on a selective basis in market areas and from lenders with which management has developed correspondent relationships and extensive experience and a history of success. These purchased loans typically have adjustable rates and are secured by primary and, to a lesser extent, secondary residences (but not predominantly rental properties) located in selected developments within the resort area of Hilton Head Island, SC or in economically diverse metropolitan areas, such as the Nashville, TN, Raleigh, NC, Atlanta, GA and Washington, DC areas. Management underwrites the Bank's purchased loans under substantially the same guidelines as the Bank's originated loans, including viewing and photographing the exterior of each property, prior to purchase. At December 31, 1996, $4.0 million, or 5.1%, of the Bank's total loans were secured by first mortgages on single family residences located outside of the Bank's primary lending area. The Bank's resulting experience with purchased loans has been favorable, and at that date none of these loans was delinquent or adversely classified or designated by management.

          One- to Four-Family Residential Lending. Historically, the Bank's principal lending activity has been the origination of loans secured by first mortgages on existing one- to four-family residences in the Bank's market area. The Bank also originates significant amounts of loans for the construction of such residences. The purchase price or appraised value of most of such residences generally has been between $75,000 and $175,000, with the Bank's loan amounts averaging approximately $70,000. At December 31, 1996, $45.9 million, or 57.5%, of the Bank's total loans were secured by one- to four-family residences, over 91% of which were existing, owner-occupied, single-family residences in the Bank's market area. At December 31, 1996, $40.6 million, or 88.5%, of the Bank's one- to four-family residential loans had adjustable interest rates, and $5.3 million, or 11.5%, had fixed rates. During the year ended December 31, 1996, the Bank originated $8.9 million of adjustable rate loans, which was approximately 49% of total mortgage loan originations for that period, and at that date the Bank had $433,000 of loan commitments, none of which was for an adjustable rate loan.

          The Bank's one- to four-family residential mortgage loans generally are for terms of up to 30 years, amortized on a monthly basis, with principal and interest due each month. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms. Borrowers may refinance or prepay loans at their option without penalty. These loans customarily contain "due-on-sale" clauses which permit the Bank to accelerate repayment of a loan upon transfer of ownership of the mortgaged property.

          The Bank's lending policies generally limit the maximum loan-to-value ratio on one- to four-family residential mortgage loans secured by owner-occupied properties to 95% of the lesser of the appraised value or purchase price, with private mortgage insurance or other enhancement required on loans with loan-to-value ratios in excess of 90%. The maximum loan-to-value ratio on mortgage loans secured by non-owner-occupied properties generally is limited to 80%.

          The Bank offers adjustable rate, one- to four-family residential mortgage loans. These loans generally are indexed to the weekly average rate on U.S. Treasury securities adjusted to a constant maturity of one year. The rates at which interest accrues on these loans are adjustable annually, generally with limitations on adjustments of 2% per adjustment period and 6% over the life of the loan. While the Bank's adjustable rate loans frequently are originated with initially discounted interest rates, such loans are underwritten and borrowers are qualified based on the fully indexed interest rate. The Bank's adjustable rate loans do not permit negative amortization.

          The retention of adjustable rate loans in the Bank's portfolio helps reduce the Bank's exposure to increases in prevailing market interest rates. However, there are unquantifiable credit risks resulting from potential increases in costs to borrowers in the event of upward repricing of adjustable rate loans. It is possible that during periods of rising interest rates, the risk of default on adjustable rate loans may increase due to increases in interest costs to borrowers. Further, adjustable rate loans which provide for initial rates of interest below the fully indexed rates may be subject to increased risk of delinquency or default as the higher, fully indexed rate of interest subsequently replaces the lower, initial rate. Further, although adjustable rate loans allow the Bank to increase the sensitivity of its interest-earning assets to changes in interest rates, the extent of this interest sensitivity is limited by the initial fixed rate period before the first adjustment and the periodic and lifetime interest rate adjustment limitations and the ability of borrowers to convert the loans to fixed rates. Accordingly, there can be no assurance that yields on the Bank's adjustable rate loans will fully adjust to compensate for increases in the Bank's cost of funds. Finally, adjustable rate loans increase the Bank's exposure to decreases in prevailing market interest rates, although decreases in the Bank's cost of funds tend to offset this effect.

          The Bank's fixed rate, one- to four-family residential mortgage loans generally are underwritten in accordance with applicable guidelines and requirements for sale to the FHLMC in the secondary market, and it is the Bank's current policy to originate substantially all such loans for prompt sale to the FHLMC, servicing retained and without recourse. The Bank occasionally makes fixed rate loans for portfolio which may or may not conform with applicable requirements for sale to the FHLMC.

          The Bank offers single family residential construction loans to qualified borrowers for construction of one- to four-family residences in the Bank's market area. At December 31, 1996, one- to four-family residential construction loans, constituted $3.4 million, or 4.2%, of the Bank's total loans. Typically, the Bank limits its construction lending to construction-permanent loans to individuals building their primary residences and, to a lesser extent, interim construction loans to selected local builders to build single-family dwellings. These loans may have fixed or adjustable interest rates and are underwritten in accordance with the same standards as the Bank's mortgages on existing properties, except the loans generally provide for disbursement in stages during a construction period of up to 12 months, during which period the borrower is required to make monthly payments of accrued interest on the outstanding loan balance. Construction loans generally have a maximum loan-to-value ratio of 80%. Borrowers must satisfy all credit requirements which would apply to the Bank's permanent mortgage loan financing for the subject property. While the Bank's construction-permanent construction loans convert to permanent loans following construction, the Bank's interim construction loans generally require repayment in full upon the completion of construction.

          Construction financing generally is considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction and the estimated cost (including interest) of construction.
During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of construction. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a property having a value which is insufficient to assure full repayment. The ability of a builder to sell completed residences will depend on, among other things, demand, pricing, availability of comparable properties and economic conditions. The Bank has sought to minimize this risk by limiting construction lending to qualified borrowers in the Bank's market area and by limiting the aggregate amount of outstanding construction loans.

          Consumer Lending. The Bank's consumer loans consist of home equity loans secured by second mortgages on single-family residences in the Bank's market area, automobiles, demand loans secured by savings accounts at the Bank and other loans. These loans totaled approximately $17.2 million, $6.7 million, $260,000 and $2.0 million, respectively, at December 31, 1996. At December 31, 1996, the Bank had 2,361 consumer loans, with a median loan balance of $11,000, none of which had a balance exceeding $200,000, and none of the Bank's ten largest consumer loans was adversely classified or designated by management.
The Bank has increased its emphasis on consumer lending in recent years, and management plans to continue the Bank's expansion of these programs as part of the Bank's plan to provide a wide range of financial services to the Bank's customers while increasing the Bank's portfolio yields.

          The Bank makes second mortgage loans secured by the borrower's residence. These loans, combined with the first mortgage loan, which usually is from the Bank, generally are limited to 85% of the appraised value of the residence.

          The Bank generally makes savings account loans for up to 90% of the balance of the account. The interest rate on these loans generally is indexed to the rate paid on the account, and interest is billed on a monthly basis. These loans are payable on demand, and the account must be pledged as collateral to secure the loan.

          Consumer loans generally involve more risk than first mortgage loans. Repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of damage, loss or depreciation, and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Further, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered. These loans may also give rise to claims and defenses by a borrower against the Bank, and a borrower may be able to assert against the Bank claims and defenses which it has against the seller of the underlying collateral. In underwriting consumer loans, the Bank considers the borrower's credit history, an analysis of the borrower's income, expenses and ability to repay the loan and the value of the collateral.

          Federally chartered thrift institutions are authorized to make secured and unsecured consumer loans up to 35% of the institution's assets. In addition, a federal thrift institution has lending authority above the 35% category for certain consumer loans, such as home equity loans, property improvement loans, mobile home loans and loans secured by savings accounts.

          Commercial Real Estate Lending. The Bank originates limited amounts of commercial real estate loans in order to benefit from the higher origination fees and interest rates, as well as shorter terms to maturity, than could be obtained from single-family mortgage loans. The Bank's commercial real estate loans are secured by churches, office and apartment buildings and other income-producing commercial properties. At December 31, 1996, the Bank had 49 of these loans totalling $4.1 million, with a median loan balance of approximately $84,000, none of which had a balance exceeding $350,000. None of these loans was classified by management as substandard, doubtful or loss or designated by management as special mention at that date. For information regarding the Bank's asset classification policies and nonperforming assets, see "Asset Classification, Allowances for Losses and Nonperforming Assets."

          The Bank's commercial real estate loans generally are limited to loans not exceeding $350,000 on properties in the Bank's market area, with terms of up to 20 years. These loans generally have annually adjustable interest rates, with limitations on adjustments of two percent per year, and maximum loan-to-value ratios of 75%.

          Commercial real estate lending entails significant additional risks compared with one- to four-family residential lending. For example, commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers, the payment experience on such loans typically is dependent on the successful operation of the real estate project, and these risks can be significantly impacted by supply and demand conditions in the market for multi-family residential units and commercial office space, and, as such, may be subject to a greater extent to adverse conditions in the economy generally. In addition, church loans may be dependent on the congregation's voluntary contributions, which may be affected by local employment levels and other factors. To minimize the effects of these risks, the Bank generally limits commercial real estate lending to its market area and to borrowers with which management has substantial experience or who are otherwise well known to management. It is the Bank's policy to obtain personal guarantees from all principals obtaining commercial real estate loans. In assessing the value of such guarantees, the Bank reviews the individual's personal financial statements, credit reports, tax returns and other financial information.

          The aggregate amount of loans which federally chartered savings institutions may make on the security of liens on commercial real estate may not exceed 400% of the institution's capital; however, the limits on commercial real estate lending do not require divestiture of any loan or investment that was lawful when made.

          Commercial Lending. The Bank offers commercial loans for various business purposes on a selected basis and in limited amounts in its market area. At December 31, 1996, the Bank's commercial loans totaled $1.9 million and primarily consisted of small business loans unsecured or secured by equipment or other collateral. At December 31, 1996, the Bank had 34 commercial loans, with a median loan balance of approximately $56,000, none of which had a balance exceeding $250,000 or was adversely classified or designated by management.

          Commercial business loans generally involve more risk than first mortgage loans. Repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding credit obligation as a result of damage, loss or depreciation, and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Further, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered. These financings may also give rise to claims and defenses by a borrower against the Bank, and a borrower may be able to assert against the Bank claims and defenses which it has against the seller of the underlying collateral. In underwriting commercial loans, the Bank considers the borrower's credit history, an analysis of the borrower's income, expenses and ability to repay the obligation and the value of the collateral. The Bank's risks associated with commercial loans have been minimized by the modest amount of such loans made by the Bank.

          The Bank generally would be permitted to make secured and unsecured loans for commercial, corporate, business and agricultural purposes, including issuing letters of credit and engaging in inventory financing and commercial leasing activities, in an aggregate outstanding amount of up to 10% of the Bank's assets.

          Loan Solicitation and Processing. The Bank's loan originations are derived from a number of sources, including referrals by realtors, builders, depositors, borrowers and mortgage brokers, as well as walk-in customers. The Bank's solicitation programs consist of calls by the Bank's branch managers and loan officers to local realtors and builders and advertisements in local newspapers and billboards and radio broadcasts. Real estate loans are originated by the Bank's staff loan officers as well as the Bank's branch managers and executive officers, none of whom receives commissions for loan originations. Loan applications are accepted at each of the Bank's offices for processing and approval, except the West State Street office which forwards real estate loan applications to the main office.

          Upon receipt of a loan application from a prospective borrower, the Bank's staff preliminarily reviews the information provided and makes an initial determination regarding the qualification of the borrower. If not disapproved, the application then is placed in processing, and a credit report and verifications are ordered to verify specific information relating to the loan applicant's employment, income and credit standing. It is the Bank's policy to obtain an appraisal of the real estate intended to secure a proposed mortgage loan from salaried staff appraisers. It is the Bank's policy to obtain personal guarantees from the principals on all loans. Except when the Bank becomes aware of a particular risk of environmental contamination, the Bank generally does not obtain a formal environmental report on the real estate at the time a loan is made.

          It is the Bank's policy to record a lien on the real estate securing the loan and to obtain a title insurance policy which insures that the property is free of prior encumbrances. Borrowers must also obtain hazard insurance policies prior to closing and, when the property is in a designated flood plain, paid flood insurance policies. Most borrowers are also required to advance funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which the Bank makes disbursements for items such as real estate taxes.

          The Board of Directors has the overall responsibility and authority for general supervision of the Bank's loan policies. The Board has established written lending policies for the Bank. The Bank's officers and loan committee approve loans up to specified limits above which the approval of the Board may be required. Loan applicants are promptly notified of the decision of the Bank. It has been management's experience that substantially all approved loans are funded, particularly during the recent periods of active refinancing activity.

          Interest Rates and Loan Fees.   Interest rates charged by the Bank on
mortgage loans are primarily determined by competitive loan rates offered in its market area and the Bank's minimum yield requirements. Mortgage loan rates reflect factors such as prevailing market interest rate levels, the supply of money available to the savings industry and the demand for such loans. These factors are in turn affected by general economic conditions, the monetary policies of the federal government, including the Federal Reserve Board, the general supply of money in the economy, tax policies and governmental budget matters.

          The Bank receives fees in connection with loan commitments and originations, loan modifications, late payments and changes of property ownership and for miscellaneous services related to its loans. Loan origination fees are calculated as a percentage of the loan principal. The Bank typically receives fees of up to two points (one point being equivalent to 1% of the principal amount of the loan) in connection with the origination of fixed rate and adjustable rate residential mortgage loans. The excess, if any, of loan origination fees over direct loan origination expenses is deferred and accreted into income over the contractual life of the loan using the interest method. If a loan is prepaid, refinanced or sold, all remaining deferred fees with respect to such loan are taken into income at such time.

          Collection Policies. When a borrower fails to make a payment on a loan, the Bank generally takes prompt steps to have the delinquency cured and the loan restored to current status. Once the payment grace period has expired (in most instances 15 days after the due date), a late notice is mailed to the borrower, and a late charge is imposed, if applicable. If payment is not promptly received, a second notice is sent ten days after the expiration of the grace period. If the loan becomes 45 days delinquent, the borrower is contacted, and efforts are made to formulate an affirmative plan to cure the delinquency. If a loan becomes 60 days delinquent, the loan is reviewed by the Bank's loan committee, and if payment is not made, management may pursue foreclosure or other appropriate action. If a loan remains delinquent 90 days or more, the Bank generally initiates foreclosure proceedings.

          Asset Classification, Allowances for Losses and Nonperforming Assets. Federal regulations require savings institutions to classify their assets on the basis of quality on a regular basis. An asset is classified as substandard if it is determined to be inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require an institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, an institution must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. Federal examiners may disagree with an institution's classifications. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS Regional Director. The Bank regularly reviews its assets to determine whether any assets require classification or re-classification. The Board of Directors reviews and approves all classifications. At December 31, 1996, the Bank had $51,000 of assets classified as loss, no assets classified as doubtful, $121,000 of assets classified as substandard and no assets designated as special mention. The Bank's total adversely classified assets represented less than 0.17% of the Bank's total assets and less than 1.36% of the Bank's tangible regulatory capital at December 31, 1996. At that date, substantially all of the Bank's adversely classified or designated assets were one- to four-family residences in the Bank's market area, and none of such assets was in excess of $100,000.

          In extending credit, the Bank recognizes that losses will occur and that the risk of loss will vary with, among other things, the type of credit being extended, the creditworthiness of the obligor over the term of the obligation, general economic conditions and, in the case of a secured obligation, the quality of the security. It is management's policy to maintain allowances for losses based on, among other things, regular reviews of delinquencies and credit portfolio quality, character and size, the Bank's and the industry's historical and projected loss experience and current and forecasted economic conditions. The Bank increases its allowance for loan losses by charging provisions for losses against the Bank's income. Federal examiners may disagree with an institution's allowance for loan losses.

          Management actively monitors the Bank's asset quality and charges off loans and properties acquired in settlement of loans against the allowances for losses on such loans and such properties when appropriate and provides specific loss allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowances for losses, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used in making the initial determinations.

          The Bank's methodology for establishing the allowance for losses takes into consideration probable losses that have been identified in connection with specific assets as well as losses that have not been identified but can be expected to occur. Management conducts regular reviews of the Bank's assets and evaluates the need to establish allowances on the basis of this review. Allowances are established by the Board of Directors on a regular basis based on an assessment of risk in the Bank's assets taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-off and loss experience, the state of the real estate market, regulatory reviews conducted in the regulatory examination process and economic conditions generally. Allowances are provided for individual assets, or portions of assets, when ultimate collection is considered improbable by management based on the current payment status of the assets and the fair value or net realizable value of the security. At the date of foreclosure or other repossession or at the date the Bank determines a property is an "in-substance foreclosed" property, the Bank transfers the property to real estate acquired in settlement of loans at the lower of cost or fair value. Fair value is defined as the amount in cash or cash-equivalent value of other consideration that a property would yield in a current sale between a willing buyer and a willing seller.
Fair value is measured by market transactions. If a market does not exist, fair value of the property is estimated based on selling prices of similar properties in active markets or, if there are no active markets for similar properties, by discounting a forecast of expected cash flows at a rate commensurate with the risk involved. Fair value generally is determined through an appraisal at the time of foreclosure. At December 31, 1996, the Bank held no properties acquired in settlement of loans for which market values were unavailable. Any amount of cost in excess of fair value is charged-off against the allowance for loan losses. The Bank records an allowance for estimated selling costs of the property immediately after foreclosure. Subsequent to acquisition, the property is periodically evaluated by management and an allowance is established if the estimated fair value of the property, less estimated costs to sell, declines. If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of real estate is recorded.

     The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                           Year Ended December 31,
                                          -------------------------
                                              1995         1996
                                          ------------  -----------
                                           (Dollars in thousands)
Balance at beginning of period..........        $ 229        $ 181
                                                -----        -----
Loans charged-off:
  Real estate -- mortgage:
    Residential.........................           --           --
    Commercial..........................           --           --
  Consumer..............................           70          295
                                                -----        -----
Total charge-offs.......................           70          295
                                                -----        -----

Recoveries:
  Residential real estate -- mortgages..           --           --
  Consumer..............................            6           19
                                                -----        -----
Total recoveries........................            6           19
                                                -----        -----
Net loans charged-off...................           64          276
                                                -----        -----
Provision for loan losses...............           16          422
                                                -----        -----

Balance at end of period................        $ 181        $ 327
                                                =====        =====

Ratio of net charge-offs to average
  loans outstanding during the period...         0.09%        0.36%
                                                =====        =====


          The following table allocates the allowance for loan losses by asset category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                        At December 31,
                                         ----------------------------------------------
                                                 1995                  1996
                                         ----------------------  ----------------------
                                                    Percent                 Percent
                                                    of Loans                of Loans
                                                  in Category             in Category
                                                    to Total                to Total
                                         Amount     Loans(1)     Amount     Loans(1)
                                         ------  --------------  ------  --------------
                                                     (Dollars in thousands)

Real estate:
  Residential (2)......................    $ 13        62.24%      $ 20        57.54%
  Construction.........................      40         2.71         40         4.22
  Commercial (3).......................      18         5.48         20         5.48
Consumer...............................     110        29.57        247        32.76
                                           ----       ------       ----       ------
      Total allowance for loan losses..    $181       100.00%      $327       100.00%
                                           ====       ======       ====       ======
----------------

(1) Before deductions for loans in process, net deferred loans, fees and allowance for loan losses.
(2)  Includes loans held for sale.
(3)  Includes multi-family residential and non-residential real estate loans.

     In addition to its allowance for loan losses, the Bank maintains an allowance for losses on real estate acquired in settlement of loans, including in-substance foreclosures. This allowance is established to cover losses on such properties. At December 31, 1996, the Bank had such an allowance, which resulted from an office building in Knoxville, Tennessee, owned by Magnolia Investment, Inc. (MII), a subsidiary of the Bank. After acquiring the building in March 1994, management reviewed the condition and prospects of the building and, based on doubts with respect to its ability to profitably manage and sell the building, had determined to provide for an allowance for loss on the building in the amount of $332,000 at December 31, 1996. The building has approximately 35,000 leasable square feet and is approximately 35% leased. Management is in the process of managing the building until it can be sold. At December 31, 1996, the building's net book value was $225,000 (reflecting accumulated depreciation and the allowance for loss). Subsequent to December 31, 1996, the building was sold for an amount in excess of its net book value. For additional information, see "Subsidiary Activities," "Regulation of the Bank -- Regulatory Capital Requirements" and Note 5 of the Notes to Consolidated Financial Statements.

     Numerous financial institutions throughout the United States have incurred losses in recent years due to significant increases in loss provisions and charge-offs resulting largely from higher levels of loan delinquencies and foreclosures. Depressed real estate market conditions have adversely affected the economies of various regions and have had a severe impact on the financial condition and businesses of many of the financial institutions doing business in these areas. Considerable uncertainty exists as to the future improvement or deterioration of the real estate markets in these regions, or of its ultimate impact on these financial institutions. As a result of declines in real estate market values and significant losses experienced by many financial institutions, there has been a greater level of scrutiny by regulatory authorities of the loan portfolios of financial institutions undertaken as part of examinations of such institutions by the FDIC, OTS or other federal or state regulators. Results of recent examinations indicate that these regulators may be applying more conservative criteria in evaluating real estate market values, requiring significantly increased provisions for losses on loans and real estate acquired in settlement of such loans. While management believes the Bank has established its existing loss allowances in accordance with generally accepted accounting principles, there can be no assurance that regulators, in reviewing the Bank's assets, will not make the Bank increase its loss allowance, thereby negatively affecting the Bank's reported financial condition and results of operations.

     The Bank ceases accruing interest on a loan when the loan becomes 90 days delinquent, unless, in the opinion of management, full collection of principal or interest is likely. Interest accrued prior to a loan becoming 90 days past due is retained in income. Such interest is considered as part of the total investment in determining the need for an allowance for losses. Any interest received in excess of the amount previously accrued on such a loan is recorded in income in the period of recovery.

     The following table sets forth information with respect to the Bank's nonperforming assets at the dates indicated. At these dates, the Bank did not have any nonaccrual loans. For additional information, see the Notes to Consolidated Financial Statements.

                                              At December 31,
                                          ------------------------
                                              1995         1996
                                          ------------  ----------
                                           (Dollars in thousands)
Accruing loans which are contractually
  past due 90 days or more:
  Residential real estate...............        $  --       $  41
  Consumer..............................           52          84
                                                -----       -----
      Total.............................        $  52       $ 125
                                                =====       =====

Percentage of total loans, net..........         0.07%       0.16%
                                                =====       =====

Other nonperforming assets (1)..........        $ 368       $ 325
                                                =====       =====

Percentage of all nonperforming
  assets to total assets................         0.41%       0.31%
                                                =====       =====
--------------------

(1) Other nonperforming assets represents property acquired by the Bank through foreclosure or repossession or accounted for as an in-substance foreclosure. This property is carried at its net realizable value.

     At December 31, 1996, management had identified no loans which were not reflected in the preceding table but as to which known information about possible credit problems of borrowers caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms.

MORTGAGE-BACKED SECURITIES

     The Bank maintains a portfolio of mortgage-backed securities in the form of FHLMC and FNMA participation certificates. FNMA and FHLMC certificates are each guaranteed by their respective agencies as to principal and interest. Mortgage-backed securities generally entitle the Bank to receive a pro rata portion of the cash flows from an identified pool of mortgages. Although mortgage-backed securities generally yield less than the loans which are exchanged for such securities, they present substantially lower credit risk, they are more liquid than individual mortgage loans, and they may be used to collateralize obligations of the Bank.

     The following table sets forth information regarding the Bank's mortgage-backed securities at the dates indicated.

                                     At December 31,
                                  ----------------------
                                     1995        1996
                                  ----------  ----------
                                  (Dollars in thousands)

                    FHLMC.......     $ 9,619     $10,462
                    FNMA........       1,845       1,187
                                     -------     -------
                         Total..     $11,464     $11,649
                                     =======     =======


         The following table sets forth information regarding the scheduled maturities, amortized costs, market value and weighted average yields for the Bank's mortgage-backed securities at December 31, 1996. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.


              One to Five Years   More Than Five Years   Total Investment Portfolio
              ------------------  ---------------------  ---------------------------
              Carrying  Average    Carrying    Average   Carrying  Market   Average
               Value     Yield      Value       Yield     Value     Value    Yield
              --------  --------  ----------  ---------  --------  -------  --------
                                      (Dollars in thousands)

FHLMC.......    $1,692     6.74%      $8,770      6.90%   $10,462  $10,462     6.87%
FNMA........        --       --        1,187      7.58      1,187    1,187     7.58
              --------                ------              -------  -------
     Total..    $1,692     6.74       $9,957      6.98    $11,649  $11,649     6.94
              ========                ======              =======  =======


     For additional information, see the Notes to Consolidated Financial Statements.


INVESTMENT ACTIVITIES

     The Bank is permitted under federal law to make certain investments, including investments in securities issued by various federal agencies and state and municipal governments, deposits at the FHLB of Cincinnati, certificates of deposits in federally insured institutions, certain bankers' acceptances and federal funds. The Bank may also invest, subject to certain limitations, in commercial paper having one of the two highest investment ratings of a nationally recognized credit rating agency, and certain other types of corporate debt securities and mutual funds. Federal regulations require the Bank to maintain an investment in FHLB of Cincinnati stock and a minimum amount of liquid assets which may be invested in cash and specified securities. From time to time, the OTS adjusts the percentage of liquid assets which savings institutions are required to maintain. For additional information, see "Regulation -- Regulation of the Bank -- Liquidity Requirements."

     The general objectives of the Bank's investment policy are (i) to provide liquidity to meet day to day, cyclical and long term changes in the composition of assets and to increase the interest rate sensitivity of the Bank's assets,
(ii) to make a strong and stable contribution to earnings, (iii) to provide a suitable balance of quality and diversification to the Bank's assets and (iv) to absorb funds when loan demand is weak and to provide lendable funds when demand is strong. Currently, the Bank's investment portfolio consists of cash, U.S. government and agency issues, FHLB stock, overnight deposits and deposits in the FHLB of Cincinnati.

     The Bank's investment policy expressly prohibits the Bank from investing in any futures, options or high risk mortgage derivatives, including residual interests in collateralized mortgage obligations and other real estate mortgage investment conduits, stripped mortgage-backed securities and other investments that exhibit a high degree of price volatility. In accordance with this policy, management historically has avoided investments involving a high degree of market, interest rate, credit or other risk.

     During 1995, the Company and the Bank, in accordance with SFAS No. 115, reassessed the appropriateness of the classifications of its investment and mortgage-backed security portfolios. At June 30, 1995, it was determined by management that the Company's and the Bank's portfolio of investment and mortgage-backed securities might be sold at some point in the future based on the ever-changing business environment and management's philosophies toward portfolio management. Accordingly, investment and mortgage-backed securities of $9.5 million and $8.1 million respectively, with unrealized losses of $153,000 were reclassified from the held-to-maturity to the available-for-sale classification. Investment and mortgage-backed securities purchased since that date have also been classified as available-for-sale.

     The following table sets forth information regarding the Company's investment securities and other investments at the dates indicated.

                                              At December 31,
                                           ----------------------
                                              1995        1996
                                           ----------  ----------
                                           (Dollars in thousands)

Investment securities:
  U.S. government and agency securities..     $ 9,392     $ 8,350
  Other..................................           4           4
                                              -------     -------
     Total investment securities.........       9,396       8,354
  Federal funds sold.....................         300          --
  Interest-earning deposits..............       3,512       2,003
  FHLB stock.............................         626         671
                                              -------     -------
     Total investments...................     $13,834     $11,028
                                              =======     =======

     The following table sets forth information regarding the scheduled maturities, market value and weighted average yields for the Bank's investment securities and certain other investments at December 31, 1996.


                                                                                                                  Total
                                    One Year or                     One to                More than             Investment
                                        Less                      Five Years              Ten Years              Portfolio
                             -------------------------  ---------------------------  ------------------  --------------------------
                               Carrying      Average      Carrying       Average      Carrying  Average  Carrying  Market  Average
                                Value         Yield         Value         Yield        Value     Yield     Value    Value    Yield
                             ------------  -----------  -----------  --------------  --------  --------  --------  ------  --------
                                                                  (Dollars in thousands)
U.S. government and
 agency securities.........        $3,866        6.20%       $4,484           5.64%  $     --      -- %    $8,350  $8,350     5.90%
Other (1)                              --          --            --             --          4      --           4       4       --
                             ------------               -----------                  --------              ------  ------
  Total                            $3,866        6.20        $4,484           5.64   $      4      --      $8,354  $8,354     5.90
                             ============               ===========                  ========              ======  ======

--------------------

(1) Consists of common stock issued by Tennessee Life Insurance Company, carried at cost (there is no market value). A dividend in the amount of $24,511 was paid in April 1996.

     For additional information, see the Notes to Consolidated Financial Statements.

DEPOSIT ACTIVITY AND OTHER SOURCES OF FUNDS

     General. Deposits are the primary source of the Bank's funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from loan principal repayments, interest payments and maturing investments. Loan repayments and interest payments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by prevailing market interest rates and money market conditions. Borrowings may be used to supplement the Bank's available funds, and from time to time the Bank has borrowed funds from the FHLB of Cincinnati.

     Deposits. The Bank attracts deposits principally from within its market area by offering a variety of deposit instruments, including passbook and statement accounts and certificates of deposit which range in term from seven days to ten years. Deposit terms vary, principally on the basis of the minimum balance required, the length of time the funds must remain on deposit and the interest rate. The Bank also offers Individual Retirement Accounts ("IRAs").

     The Bank's policies are designed primarily to attract deposits from local residents through the Bank's branch network rather than from outside the Bank's market area. The Bank competes for deposits with other institutions in its market area by offering deposit instruments that are competitively priced and by providing personal customer service through a knowledgeable and efficient staff. The Bank's interest rates, maturities, service fees and withdrawal penalties on deposits are established by management on a periodic basis. Management determines deposit interest rates and maturities based on the Bank's funds acquisition and liquidity requirements, the rates paid by the Bank's competitors, the Bank's growth goals and applicable regulatory restrictions and requirements. The Bank does not solicit deposits from brokers and currently does not bid for governmental deposits.

     The Bank attracts and maintains IRAs by offering competitive rates and terms, providing personal customer service in management of the accounts, and by servicing the accounts without administrative fees. Management believes that IRA deposits provide a valuable source of relatively stable long term funds which are beneficial in the Bank's asset/liability management.

     The Bank plans to remain competitive in its primary market area by introducing new products and services which include various checking account products, enhancements to the savings portfolio, offering competitive interest rates and fees, and to attract new customers by providing full service banking.

     The following table sets forth the average balances and interest rates based on month-end balances for certificates of deposit and non-certificate accounts as of the dates indicated.

                             Year Ended December 31,
                   --------------------------------------------
                            1995                   1996
                   ---------------------  ---------------------
                   Interest-              Interest-
                    Bearing                Bearing
                     Demand      Time       Demand      Time
                    Deposits   Deposits    Deposits   Deposits
                   ----------  ---------  ----------  ---------
                              (Dollars in thousands)

Average balance..    $17,889    $55,456     $17,984    $58,266
Average rate.....       3.20%      5.60%       2.90%      5.71%


      The following table sets forth the time deposits in the Bank classified by rates at the dates indicated.

                                                             At December 31,
                                                         --------------------------
                                                         1995                  1996
                                                         --------------------------
                                                            (Dollars in thousands)

                            2 -  3.99%.................. $   268            $   121
                            4 -  5.99%..................  37,381             49,870
                            6 -  7.99%..................  19,949              9,262
                            8 -  9.99%..................     259                212
                           10 - 11.99%..................      --                 --
                                                         -------            -------
                                                         $57,857            $59,465
                                                         =======            =======

   The following table sets forth the amount and maturities of time deposits in the Bank at December 31, 1996.

                                               Amount Due
                       ----------------------------------------------------------
                       Less Than                             After
Rate                   One Year    1-2 Years    2-3 Years    3 Years     Total
----                   --------    ---------    ---------    --------    --------
                                           (Dollars in thousands)
 2 -  3.99%...........  $   121       $    --      $   --     $    --     $   121
 4 -  5.99%...........   36,940        10,053       1,601       1,276      49,870
 6 -  7.99%...........    4,459         1,954         646       2,203       9,262
 8 -  9.99%...........      155            40          17          --         212
10 - 11.99%...........       --            --          --          --          --
                        -------       -------     -------     -------     -------
                        $41,675       $12,047      $2,264     $ 3,479     $59,465
                        =======       =======      ======     =======     =======

          The following table indicates the amount of the certificates of deposit of $100,000 or more in the Bank by time remaining until maturity at December 31, 1996.

                                                 Certificates
                Maturity Period                   of Deposit
               ----------------                 -------------
                                                  (Dollars in
                                                  thousands)

                Three months or less...........       $ 3,743
                Over three through six months..         3,804
                Over six through 12 months.....         3,633
                Over 12 months.................         2,350
                                                      -------
                  Total........................       $13,530
                                                      =======

                For additional information, see the Notes to Consolidated Financial Statements.

          Borrowings. Savings deposits historically have been the primary source of funds for the Bank's lending, investment and general operating activities. The Bank is authorized, however, to use advances from the FHLB of Cincinnati to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Cincinnati functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB system, the Bank is required to own stock in the FHLB of Cincinnati and is authorized to apply for advances.

          Advances are made pursuant to several different programs, each of which has its own interest rate and range of maturities. Advances from the FHLB of Cincinnati are secured by the Bank's stock in the FHLB and a portion of the Bank's mortgage loan portfolio. At December 31, 1996, the Bank had $5.1 million of staggered advances outstanding from the FHLB of Cincinnati, with rates of 5.25% to 5.85% and terms of two months to one and one-half years.

SUBSIDIARY ACTIVITIES

          Federally chartered savings institutions are permitted to invest up to 2% of their assets in subsidiary service corporations, plus an additional 1% in subsidiaries engaged in specific community purposes. The Bank's principal wholly owned subsidiary, TCF Investors, Inc. ("TCFI"), sells credit and mortgage life insurance and title insurance, and provides land surveying for the Bank. The Bank's other wholly owned subsidiary, Magnolia Investment, Inc. ("MII"), received rental income primarily from an office building in Knoxville, Tennessee. At December 31, 1996, the Bank's investment in TCFI's common stock was $10,000, and the Bank's aggregate net investments and loans to MII totalled $226,000. Subsequent to December 31, 1996, the office building held by MII was sold for an amount in excess of its net book value. For additional information regarding the office building, see "Lending Activities -- Asset Classification, Allowances for Losses and Nonperforming Assets."

          Savings institutions whose deposits are insured by the SAIF are required to give the FDIC and the OTS 30 days' prior notice before establishing or acquiring a new subsidiary, or commencing any new activity through an existing subsidiary. Both the FDIC and the Director of the OTS have authority to order termination of subsidiary activities determined to pose a risk to the safety or soundness of the institution.

REGULATION OF THE BANK

          As a federally chartered savings institution, the Bank is subject to extensive regulation by the OTS. The lending activities and other investments of the Bank must comply with various federal regulatory requirements, and the OTS periodically examines the Bank for compliance with various regulatory requirements. The FDIC also has the authority to conduct special examinations.

The Bank must file reports with OTS describing its activities and financial condition and is also subject to certain reserve requirements promulgated by the Federal Reserve Board. This supervision and regulation is intended primarily for the protection of depositors.

          Federal Home Loan Bank System. The Bank is a member of the FHLB System, which consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Cincinnati, the Bank is required to acquire and hold shares of capital stock in the FHLB of Cincinnati in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Cincinnati, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB of Cincinnati stock at December 31, 1996 of $671,000. See the Notes to Consolidated Financial Statements.

          The FHLB of Cincinnati serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Cincinnati. Long-term advances may only be made for the purpose of providing funds for residential housing finance. At December 31, 1996, the Bank had $5.1 million in advances outstanding with the FHLB of Cincinnati. See "Deposit Activity and Other Sources of Funds -- Borrowings."

          Liquidity Requirements. The Bank is required to maintain average daily balances of liquid assets (cash, certain time deposits, time and savings deposits in certain institutions, bankers' acceptances, obligations of the United States and states and political subdivisions thereof, shares in mutual funds with certain restricted investment policies, highly rated corporate debt and commercial paper) equal to the monthly average of not less than a specified percent age (currently 5%) of its net withdrawable savings deposits plus short-term borrowings. The Bank is also required to maintain average daily balances of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet liquidity requirements. The average daily liquidity ratio of the Bank for the month of December 1996 was 11.2%.

          Qualified Thrift Lender Test. The Bank is subject to OTS regulations which use the concept of a Qualified Thrift Lender to determine eligibility for Federal Home Loan Bank advances and for certain other purposes. To qualify as a Qualified Thrift Lender, a savings institution must either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio" assets in Qualified Thrift Investments. Portfolio assets are defined as total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. Qualified Thrift Investments consist of (i) loans, equity positions or securities related to domestic, residential real estate or manufactured housing and educational, small business and credit card loans, (ii) 50% of the dollar amount of residential mortgage loans subject to sale under certain conditions and (iii) stock in a Federal Home Loan Bank or the FHLMC. Subject to a 20% of portfolio assets limit, however, savings institutions are able to treat as Qualified Thrift Investments 200% of their investments in loans to finance "starter homes" and loans for construction, development or improvement of housing and community service facilities or for financing small businesses in "credit-needy" areas. To be qualified as a Qualified Thrift Lender, a savings institution must maintain its status as a Qualified Thrift Lender for nine out of every 12 months. Failure to qualify as a Qualified Thrift Lender results in a number of sanctions, including the imposition of certain operating restrictions imposed on national banks and a restriction on obtaining additional advances from the Federal Home Loan Bank System. Upon failure to qualify as a Qualified Thrift Lender for two years, a savings institution must convert to a commercial bank.

          At December 31, 1996, approximately 96.99% of the Bank's assets were invested in Qualified Thrift Investments as currently defined, substantially in excess of the percentage required to qualify it as a Qualified Thrift Lender.

          Regulatory Capital Requirements. Under OTS capital standards, savings institutions must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, "core" capital equal to at least 3% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to at least 8% of "risk-weighted" assets. In addition, the OTS has adopted regulations which impose certain restrictions on institutions that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated a composite 1 under the OTS examination rating system). For purposes of these regulations, Tier 1 capital has the same definition as core capital. See "Prompt Corrective Regulatory Action." Core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of a savings institution's intangible assets for which no market exists. Limited exceptions to the deduction of intangible assets are provided for purchased mortgage servicing rights and qualifying supervisory goodwill. Tangible capital is given the same definition as core capital but does not include an exception for qualifying supervisory goodwill and is reduced by the amount of all the savings institution's intangible assets with only a limited exception for purchased mortgage servicing rights and purchased credit card relationships.

          For additional information, see "Lending Activities--Asset Classification, Allowances for Losses and Nonperforming Assets" and the Notes to Consolidated Financial Statements.

          OTS regulations further provide that core and tangible capital need not be reduced by the amount of core deposit intangibles resulting from branch purchase transactions consummated (or under firm contract) prior to March 4, 1994, to the extent permitted by OTS, provided that such core deposit intangibles are valued in accordance with generally accepted accounting principles, supported by credible assumptions, and have their amortization adjusted at least annually to reflect decay rates (past and present) in the acquired customer base. As of December 31, 1996, the Bank had no core deposit intangibles resulting from transactions.

          Adjusted total assets are a savings institution's total assets as determined under generally accepted accounting principles, adjusted for certain goodwill amounts, and increased by a pro rated portion of the assets of subsidiaries in which the institution holds a minority interest and which are not engaged in activities for which the capital rules require deduction of its debt and equity investments. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the portion of the institution's investments in subsidiaries that must be netted against capital under the capital rules and, for purposes of the core capital requirement, qualifying supervisory goodwill. At December 31, 1996, the Bank's adjusted total assets for purposes of the core and tangible capital requirements were $105 million.

          In determining compliance with the risk-based capital requirement, a savings institution is allowed to use both core capital and supplementary capital provided the amount of supplementary capital used does not exceed the institution's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the institution's general loss allowances. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and the savings institution's high loan-to-value ratio land loans, non-residential construction loans and equity investments other than those deducted from core and tangible capital. As of December 31, 1996, the Bank had no high ratio land or non-residential construction loans and no equity investments for which OTS regulations require a deduction from total capital.

          The risk-based capital requirement is measured against risk-weighted assets which equal the sum of each asset and the credit-equivalent amount of each off-balance sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, one- to four-family first mortgages not more than 90 days past due with original loan-to-value ratios under 80% are assigned a risk weight of 50%. Consumer and residential construction loans are assigned a risk weight of 100%. Mortgage-backed securities issued, or fully guaranteed as to principal and interest, by the FNMA or FHLMC are assigned a 20% risk weight. Cash and U.S. Government securities backed by the full faith and credit of the U.S. Government are given a 0% risk weight. As of December 31, 1996, the Bank's risk-weighted assets were approximately $60 million.

          At December 31, 1996, the Bank exceeded all regulatory minimum capital requirements. The table below presents certain information relating to the Bank's regulatory capital compliance at December 31, 1996.

                                                        Percent
                                                          of
                                           Amount      Assets(1)
                                         ----------  -------------
                                          (Dollars in thousands)

Tangible capital.......................     $12,726       12.07%
Tangible capital requirement...........       1,582        1.50
                                            -------       -----
  Excess...............................     $11,144       10.57%
                                            =======       =====

Tier 1/Core capital....................     $12,726       12.07%
Tier 1/Core capital requirement (2)....       3,164        3.00
                                            -------       -----
  Excess...............................     $ 9,562        9.07%
                                            =======       =====

Tier 1 Total capital...................     $12,726       21.26%
Tier 1 Risk-based capital requirement..       2,395        4.00
                                            -------       -----
  Excess...............................     $10,331       17.26%
                                            =======       =====

Total capital..........................     $12,877       21.51%
Risk-based capital requirement (3).....       4,789        8.00
                                            -------       -----
  Excess...............................     $ 8,088       13.51%
                                            =======       =====
--------------------

(1) Based on adjusted total assets for purposes of the tangible capital and core capital requirements, and risk-weighted assets for purpose of the risk-based capital requirements.
(2) Reflects the capital requirement which the Bank must satisfy to avoid regulatory restrictions that may be imposed pursuant to the OTS's prompt corrective action regulations. See "Prompt Corrective Regulatory Action." The core requirement applicable to the Bank may increase if the OTS amends its capital regulations, as it has proposed, in response to the more stringent leverage ratio adopted by the Office of the Comptroller of the Currency for national banks.
(3) Does not reflect any additional capital requirement as a result of the recently adopted OTS regulation regarding the interest rate risk component of capital.

     The following table reconciles the Company's stockholders' equity as reported in its consolidated statements of financial condition at December 31, 1996 with the Bank's tangible, core and risk-based regulatory capital (in thousands).


                 Stockholders' equity, as reported in
                   consolidated financial statements........  $13,385

                 Adjustments:
                   Equity of Holding Company................     (699)
                   Unrealized losses on available-for-sale
                     securities.............................       40
                                                              -------
                 Tangible capital...........................  $12,726
                 Adjustments................................       --
                                                              -------
                 Core capital...............................  $12,726
                 Adjustments:
                   Nonwithdrawable deposits.................       --
                   General valuation allowance..............      151
                                                              -------
                 Total capital..............................  $12,877
                                                              =======

        OTS risk-based capital requirements require that savings institutions with more than a "normal" level of interest rate risk maintain additional total capital. An institution's interest rate risk will be measured in terms of the sensitivity of its "net portfolio value" to changes in interest rates. Net portfolio value is defined, generally, as the present value of expected cash inflows from existing assets and off-balance sheet contracts less the present value of expected cash outflows from existing liabilities. An institution will be considered to have a "normal" level of interest rate risk exposure if the decline in its net portfolio value after an immediate 200 basis point increase or decrease in market interest rates (whichever results in the greater decline) is less than two percent of the current estimated economic value of its assets. An institution with a greater than normal interest rate risk will be required to deduct from total capital, for purposes of calculating its risk-based capital requirement, an amount (the "interest rate risk component") equal to one-half the difference between the institution's measured interest rate risk and the normal level of interest rate risk, multiplied by the economic value of its total assets.

        The OTS calculates the sensitivity of an institution's net portfolio value based on data submitted by the institution in a schedule to its quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the OTS. The amount of the interest rate risk component, if any, to be deducted from an institution's total capital will be based on the institution's Thrift Financial Report filed two quarters earlier. Institutions with less than $300 million in assets and a risk-based capital ratio above 12% are generally exempt from filing the interest rate risk schedule with their Thrift Financial Reports. However, the OTS will require any exempt institution that it determines may have a high level of interest rate risk exposure to file such schedule on a quarterly basis. Based on information provided by the OTS, management does not believe that the Bank would be deemed to have more than normal level of interest rate risk under the new rule as of December 31, 1996.

        In addition to requiring generally applicable capital standards for institutions, the Director of the OTS is authorized to establish the minimum level of capital for a savings institution at such amount or at such ratio of capital-to-assets as the Director determines to be necessary or appropriate for such institution in light of the particular circumstances of the institution. The Director of the OTS may treat the failure of any institution to maintain capital at or above such level as an unsafe or unsound practice and may issue a directive requiring any institution which fails to maintain capital at or above the minimum level required by the Director to submit and adhere to a plan for increasing capital. Such an order may be enforced in the same manner as an order issued by the FDIC.

        Deposit Insurance. The Bank is required to pay assessments based on a percent of its insured deposits to the FDIC for insurance of its deposits by the SAIF. Under the Federal Deposit Insurance Act, the FDIC is required to set semi-annual assessments for SAIF-insured institutions at a level necessary to maintain the designated reserve ratio of the SAIF at 1.25% of estimated insured deposits or at a higher percentage of estimated insured deposits that the FDIC determines to be justified for that year by circumstances indicating a significant risk of substantial future losses to the SAIF.

        The FDIC has established a risk-based assessment system for insured depository institutions. Under the system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC which will be determined by the institution's capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -
- using the same percentage criteria as under the prompt corrective action regulations. See "Prompt Corrective Regulatory Action." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken.

        For the past several semi-annual periods, savings institutions with SAIF-assessable deposits, like the Bank, have been required to pay higher deposit insurance premiums than institutions with deposits insured by the BIF. In order to recapitalize the SAIF and address the premium disparity, the recently-enacted Deposit Insurance Funds Act of 1996 authorized the FDIC to impose a one-time special assessment on institutions with SAIF-assessable deposits based on the amount determined by the FDIC to be necessary to increase the reserve levels of the SAIF to the designated reserve ratio of 1.25% of insured deposits. Institutions were assessed at the rate of 65.7 basis points based on the amount of their SAIF-assessable deposits as of March 31, 1995. As a result of the special assessment the Bank incurred a pre-tax expense of $534,000 during the quarter ended September 30, 1996.

        The FDIC has proposed a new assessment schedule for SAIF deposit insurance pursuant to which the assessment rate for well-capitalized institutions with the highest supervisory ratings would be reduced to zero and institutions in the lowest risk assessment classification will be assessed at the rate of 0.27% of insured deposits. Until December 31, 1999, however, SAIF-insured institutions, will be required to pay assessments to the FDIC at the rate of 6.5 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO") an agency of the federal government established to finance takeovers of insolvent thrifts. During this period, BIF members will be assessed for these obligations at the rate of 1.3 basis points. After December 31, 1999, both BIF and SAIF members will be assessed at the same rate for FICO payments.

        SAIF members generally are prohibited from converting to the BIF, also administered by the FDIC, or merging with or transferring assets to a BIF member before the date on which the SAIF first meets or exceeds the designated reserve ratio of 1.25% of insured deposits. The FDIC, however, may approve such a transaction in the case of a SAIF member in default or if the transaction involves an insubstantial portion of the deposits of each participant. In addition, mergers, transfers of assets and assumptions of liabilities may be approved by the appropriate bank regulator so long as deposit insurance premiums continue to be paid to the SAIF for deposits attributable to the SAIF members plus an adjustment for the annual rate of growth of deposits in the surviving bank without regard to subsequent acquisitions. Each depository institution participating in a SAIF-to-BIF conversion transaction is required to pay an exit fee to the SAIF equal to 0.90% of the deposits transferred and an entrance fee to BIF based on the current reserve ratio to the BIF. A savings institution may adopt a commercial bank or savings bank charter if the resulting bank remains a SAIF member.

        The FDIC has adopted a regulation which provides that any insured depository institution with a ratio of Tier 1 capital to total assets of less than 2% will be deemed to be operating in an unsafe or unsound condition, which would constitute grounds for the initiation of termination of deposit insurance proceedings. The FDIC, however, would not initiate termination of insurance proceedings if the depository institution has entered into and is in compliance with a written agreement with its primary regulator, and the FDIC is a party to the agreement, to increase its Tier 1 capital to such level as the FDIC deems appropriate. Tier 1 capital is defined as the sum of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets other than mortgage servicing rights and qualifying supervisory goodwill eligible for inclusion in core capital under OTS regulations and minus identified losses and investments in certain securities subsidiaries. Insured depository institutions with Tier 1 capital equal to or greater than 2% of total assets may also be deemed to be operating in an unsafe or unsound condition notwithstanding such capital level. The regulation further provides that in considering applications that must be submitted to it by savings institutions, the FDIC will take into account whether the institution is meeting with the Tier 1 capital requirement for state non-member banks of 4% of total assets for all but the most highly rated state non-member banks.

        Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a savings institution must maintain average daily reserves equal to 3% on the first $49.3 million of net transaction accounts, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of December 31, 1996, the Bank met its reserve requirements.

        Dividend Restrictions. Under OTS regulations, the Bank is not permitted to pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the Bank at the time of its conversion to stock form. In addition, the Bank is required by OTS regulations to give the OTS 30 days' prior notice of any proposed declaration of dividends to the Company.

        OTS regulations impose additional limitations on the payment of dividends and other capital distributions (including stock repurchases and cash mergers) by the Bank. Under these regulations, an institution that, immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution, has total capital (as defined by OTS regulation) that is equal to or greater than the amount of its fully phased-in capital requirements (a "Tier 1 Association") is generally permitted without OTS approval, after notice, to make capital distributions during a calendar year in the amount equal to the greater of: (a) 75% of its net income for the previous four quarters; or (b) up to 100% of its net income to date during the calendar year plus an amount that would reduce by one-half the amount by which its ratio of total capital to assets exceeded its fully phased-in capital to assets ratio at the beginning of the calendar year. A savings institution with total capital in excess of current minimum capital requirements but not in excess of the fully phased-in requirements (a "Tier 2 Association") is permitted, after notice, to make capital distributions without OTS approval of up to 75% of its net income for the previous four quarters, less dividends already paid for such period. A savings institution that fails to meet current minimum capital requirements (a "Tier 3 Association") is prohibited from making any capital distributions without the prior approval of the OTS. A Tier 1 Association that has been notified by the OTS that its is in need of more than normal supervision will be treated as either a Tier 2 or Tier 3 Association. The Bank is a Tier 1 Association. Despite the above authority, the OTS may prohibit any institution from making a capital distribution that would otherwise be permitted by the regulation, if the OTS were to determine that the distribution constituted an unsafe or unsound practice.

        Under the OTS prompt corrective action regulations, the Bank would be prohibited from making any capital distributions if, after making the distribution, it would have: (i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0%. See "Prompt Corrective Regulatory Action." The OTS, after consultation with the FDIC, however, may permit an otherwise prohibited stock repurchase if made in connection with the issuance of additional shares in an equivalent amount and the repurchase will reduce the institution's financial obligations or otherwise improve the institution's financial condition.

        In addition to the foregoing, earnings of the Bank appropriated to bad debt reserves and deducted for federal income tax purposes are not available for payment of cash dividends or other distributions to the Company without payment of taxes at the then current tax rate by the Bank on the amount of earnings removed from the reserves for such distributions. See "Taxation."

        Limits on Loans to One Borrower. Savings institutions generally are subject to the lending limits applicable to national banks. With certain limited exceptions, a savings institution's loans and extensions of credit outstanding to a person at one time shall not exceed 15% of the unimpaired capital and surplus of the institution. An institution may lend an additional amount equal to 10% of unimpaired capital and surplus, if such loan is fully secured by readily marketable collateral. Savings institutions are additionally authorized to make loans to one borrower, for any purpose, in an amount not to exceed $500,000, or in an amount not to exceed the lesser of $30 million or 30% of its unimpaired capital and surplus to develop residential housing, provided:
(i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the institution is in compliance with its fully phased-in capital requirements; (iii) the loans comply with applicable loan-to-value requirements, and; (iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus. The lending limits generally do not apply to purchase money mortgage notes taken from the purchaser of real property acquired by the institution in satisfaction of debts previously contracted if no new funds are advanced to the borrower and the institution is not placed in a more detrimental position as a result of the sale. Certain types of loans are excepted from the lending limits, including loans secured by savings deposits.

        At December 31, 1996, the maximum amount that the Bank could have lent to any one borrower under the 15% limit was approximately $1,903,000. At such date, the largest aggregate amount of loans that the Bank had outstanding to any one borrower or group of affiliated borrowers was $900,000.

        Transactions with Related Parties. Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of an institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings institution may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution. Section 106 of the Bank Holding Company Act of 1956, as amended ("BHCA") which also applies to the Bank, prohibits the Bank from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions.

        Further, savings institutions are subject to the restrictions contained in Section 22(h) of the Federal Reserve Act and the Federal Reserve Board's Regulation O thereunder on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, executive officer and to a greater than 10% stockholder of a savings institution and certain affiliated interests of such persons, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution's loans-to-one-borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus and an additional 10% of such capital and surplus for loans fully secured by certain readily marketable collateral). Section 22(h) also prohibits the making of loans above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and greater than 10% stockholders of an institution, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the institution with any "interested" director not participating in the voting. Regulation O prescribes the loan amount (which includes all other outstanding loans to such person) as to which such prior board of director approval is required as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, Section 22(h) requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons. Section 22(h) also generally prohibits a depository institution from paying the overdrafts of any of its executive officers or directors.

        Section 22(g) of the Federal Reserve Act requires that loans to executive officers of depository institutions not be made on terms more favorable than those afforded to other borrowers, requires approval for such extensions of credit by the board of directors of the institution, and imposes reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers. In addition, Section 106 of the BHCA prohibits extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

        Prompt Corrective Regulatory Action. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements, including a leverage limit, a risk-based capital requirement, and any other measure deemed appropriate by the federal banking regulators for measuring the capital adequacy of an insured depository institution. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements. An institution that fails to meet the minimum level for any relevant capital measure (an "undercapitalized institution") may be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A "significantly undercapitalized" institution, as well as any undercapitalized institution that does not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution may also be required to divest the institution or the institution could be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. In their discretion, the federal banking regulators may also impose the foregoing sanctions on an undercapitalized institution if the regulators determine that such actions are necessary to carry out the purposes of the prompt corrective provisions. If an institution's ratio of tangible capital to total assets falls below the "critical capital level" established by the appropriate federal banking regulator, the institution will be subject to conservatorship or receivership within 90 days unless periodic determinations are made that forbearance from such action would better protect the deposit insurance fund. Unless appropriate findings and certifications are made by the appropriate federal bank regulatory agencies, a critically undercapitalized institution must be placed in receivership if it remains critically undercapitalized on average during the calendar quarter beginning 270 days after the date it became critically undercapitalized.

        Under the implementing regulations, the federal banking regulators, including the OTS, generally measure an institution's capital adequacy on the basis of its total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). Under the regulations, an institution that is not subject to an order or written directive to meet or maintain a specific capital level is deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) a leverage ratio of 5.0% or greater. An "adequately capitalized" savings institution is a savings institution that does not meet the definition of well capitalized and has: (i) a total risk-based capital ratio of 8.0% or greater; (ii) a Tier 1 capital risk-based ratio of 4.0% or greater; and
(iii) a leverage ratio of 4.0% or greater (or 3.0% or greater if the savings institution has a CAMEL 1 rating). An "undercapitalized institution" is a savings institution that has: (i) a total risk-based capital ratio less than 8.0%; or (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0% (or 3.0% if the institution has a CAMEL 1 rating). A "significantly undercapitalized" institution is defined as a savings institution that has: (i) a total risk-based capital ratio of less than 6.0%; or
(ii) a Tier 1 risk-based capital ratio of less than 3.0%; or (iii) a leverage ratio of less than 3.0%. A "critically undercapitalized" savings institution is defined as an institution that has a ratio of "tangible equity" to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The OTS may reclassify a well capitalized savings institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically undercapitalized) if the OTS determines, after notice and an opportunity for a hearing, that the savings institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMEL rating category.

        Standards for Safety and Soundness. Under FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994 (the "CDRI Act"), each federal bank regulatory agency is required to establish safety and soundness standards for institutions under its authority. In 1995, these agencies, including the OTS, released interagency guidelines establishing such standards and adopted rules with respect to safety and soundness compliance plans. The OTS guidelines require savings institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution's business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate risk exposure and asset growth. The guidelines further provide that savings institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss and should take into account factors such as comparable compensation practices at comparable institutions. If the OTS determines that a savings institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. A savings institution must submit an acceptable compliance plan to the OTS within 30 days of receipt of a request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions. Management believes that the Bank meets substantially all the standards adopted in the interagency guidelines and, therefore, does not believe that the implementation of these regulatory standards will materially affect its operations.

        Additionally, under FDICIA, as amended by the CDRI Act, each federal banking agency is required to establish standards relating to the adequacy of asset and earnings quality. In 1995, these agencies, including the OTS, issued proposed guidelines relating to asset and earnings quality. Under the proposed guidelines, a savings institution should maintain systems, commensurate with its size and the nature and scope of its operations, to identify problem assets and prevent deterioration in those assets as well as to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves. Management does not believe that the asset and earnings standards, in the form proposed by the OTS, would have a material effect on the Bank.

REGULATION OF THE COMPANY

        The Company is a savings and loan holding company and, as such, subject to OTS registration, regulation, examination, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Company and affiliates thereof. The Company also is required to file certain reports with, and otherwise comply with the rules and regulations of, the Securities and Exchange Commission ("SEC") under the federal securities laws.

        Activities Restrictions. The Board of Directors of the Company presently intends to operate the Company as a unitary savings and loan holding company. There are generally no restrictions on the activities of a unitary savings and loan holding company. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director of the OTS may impose such restrictions as deemed necessary to address such risk including limiting: (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the QTL test, then such unitary savings and loan holding company shall also presently become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, register as, and become subject to, the restrictions applicable to a bank holding company. See "Regulation of the Bank -- Qualified Thrift Lender Test."

        If the Company were to acquire control of another savings institution, other than through merger or other business combination with the Bank, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings institution meets the QTL test, the activities of the Company and any of its subsidiaries (other than the Bank or other subsidiary savings institutions) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity, upon prior notice to, and no objection by, the OTS, other than: (i) furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution;
(iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the Federal Reserve Board as permissible for bank holding companies. A multiple savings and loan holding company must obtain the approval of the OTS prior to engaging in the activities described in (vii) above.

        Restrictions on Acquisitions. Savings and loan holding companies may not acquire, without prior approval of the Director of the OTS, (i) control of any other savings institution or savings and loan holding company or substantially all the assets thereof, or (ii) more than 5% of the voting shares of a savings institution or savings and loan holding company thereof which is not a subsidiary. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may also acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

        The Director of the OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state if: (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office in the state of the institution to be acquired as of March 5, 1987; (ii) the acquiror is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act; or (iii) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

        OTS regulations permit federal savings institutions to branch in any state or states of the United States and its territories. Except in supervisory cases or when interstate branching is otherwise permitted by state law or other statutory provision, a federal savings institution may not establish an out-of-state branch unless (i) the federal savings institution qualifies as a QTL or as a "domestic building and loan association" under (S)7701(a)(19) of the Internal Revenue Code and the total assets attributable to all branches of the institution in the state would qualify such branches taken as a whole for treatment as a QTL or treatment as a domestic building and loan association and
(ii) such branch would not result in (a) formation of a prohibited multi-state multiple savings and loan holding company or (b) a violation of certain statutory restrictions on branching by savings institution subsidiaries of banking holding companies. Federal savings institutions generally may not establish new branches unless the institution meets or exceeds minimum regulatory capital requirements. The OTS will also consider the institution's record of compliance with the Community Reinvestment Act of 1977 in connection with any branch application.

        Under the BHCA, bank holding companies are specifically authorized to acquire control of any savings institution. Pursuant to rules promulgated by the Federal Reserve Board, owning, controlling or operating a savings institution is a permissible activity for bank holding companies, if the savings institution engages only in deposit-taking activities and lending and other activities that are permissible for bank holding companies. A bank holding company that controls a savings institution may merge or consolidate the assets and liabilities of the savings institution with, or transfer assets and liabilities to, any subsidiary bank which is a member of the BIF with the approval of the appropriate federal banking agency and the Federal Reserve Board. The resulting bank will be required to continue to pay assessments to the SAIF at the rates prescribed for SAIF members on the deposits attributable to the merged savings institution plus an annual growth increment. In addition, the transaction must comply with the restrictions on interstate acquisitions of commercial banks under the BHCA.

TAXATION

        General. The Company files consolidated federal and state income tax returns on a calendar year basis. Consolidated returns have the effect of eliminating intercompany distributions, including dividends, from the computation of consolidated taxable income for the taxable year in which the distributions occur.

        Federal Income Taxation. Thrift institutions are subject to the provisions of the Internal Revenue Code of 1986 (the "Code") in the same general manner as other corporations. However, institutions such as the Bank which meet certain definitional tests and other conditions prescribed by the Code may benefit from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. For purposes of the bad debt reserve deduction, loans are separated into "qualifying real property loans," which generally are loans secured by interests in certain real property, and nonqualifying loans, which are all other loans. The bad debt reserve deduction with respect to nonqualifying loans must be based on actual loss experience. For tax years beginning before January 1, 1996, the amount of the bad debt reserve deduction with respect to qualifying real property loans may be based upon actual loss experience (the "experience method") or a percentage of taxable income determined without regard to such deduction (the "percentage of taxable income method").

        Legislation that is effective for tax years beginning after December 31, 1995 requires institutions to recapture into taxable income over a six taxable year period the portion of the tax loan reserve that exceeds the pre-1988 tax loan loss reserve. The Bank will no longer be allowed to use the percentage of taxable income method for tax loan loss provisions, but would be allowed to use the experience method of accounting for bad debts. There will be no future effect on net income from the recapture because the taxes on these bad debts reserves has already been accrued as a deferred tax liability.

        The legislation provides for a suspension of this recapture if the institution meets the "residential loan requirement." This requirement is met if the principal amount of residential loans that the institution originates during its first taxable year after December 31, 1995, exceeds the average of the principal amounts of residential loans made by the institution during the six most recent taxable years beginning before January 1, 1996. If the requirement is met, the recapture is suspended until a taxable year beginning December 31, 1997, or until the residential loan requirement is not met in a subsequent year. The Bank expects to meet this requirement for the taxable year ended December 31, 1996.

        The Bank historically elected to use the percentage of taxable income method. Under the percentage of taxable income method, the bad debt reserve deduction for qualifying real property loans is computed as a percentage, which Congress has reduced from as much as 60% in prior years to 8% of taxable income, with certain adjustments, effective for taxable years beginning after 1986. The allowable deduction under the percentage of taxable income method (the "percentage bad debt deduction") for taxable years beginning before 1987 was scaled downward in the event that less than 82% of the total dollar amount of the assets of an association were within certain designated categories. When the percentage method bad debt deduction was lowered to 8%, the 82% qualifying assets requirement was lowered to 60%. For all taxable years, there is no deduction in the event that less than 60% of the total dollar amount of the assets of an association falls within such categories. Moreover, in such case, the Bank could be required to recapture, generally over a period of up to four years, their existing bad debt reserve. As of December 31, 1996, more than the required amount of the Bank's total assets fell within such category.

        Earnings appropriated to an institution's bad debt reserve and claimed as a tax deduction are not available for the payment of cash dividends or for distribution to shareholders (including distributions made on dissolution or liquidation), unless such amount is included in taxable income, along with the amount deemed necessary to pay the resulting federal income tax.

        The Bank's federal corporate income tax returns have not been audited in the last five years.

        State Income Taxation. In addition to the Company's federal income tax liability, the State of Tennessee imposes an excise tax on savings institutions at the rate of 6% of net taxable income, which is computed based on federal taxable income subject to certain adjustments. The State of Tennessee also imposes franchise and privilege taxes on savings institutions which, in the case of the Company, have not constituted significant expense items.

        The Company's state income tax returns have not been examined by the regulatory authorities since 1992. For additional information, see the Notes to Consolidated Financial Statements.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

        The following table sets forth information regarding the executive officers of the Bank who do not serve on the Board of Directors.

                                               Age at
                                            December 31,
Name                                            1996       Title
----                                           ------      ------

Brenda N. Baer                                     63      Secretary/Treasurer, Human Resources and
                                                           Employee Benefits
Judith O. Bowers                                   47      Senior Vice President and Manager of the
                                                           Volunteer Parkway Branch
Robert C. Glover                                   39      Senior Vice President/Manager, Mortgage
                                                           Loan Administration and Compliance Officer
Michael H. Phipps                                  52      Senior Vice President Consumer/Commercial Loans

Joyce S. Rouse                                     53      Senior Vice President - Operations

A. Joseph Vance, II                                30      Assistant Treasurer, Senior Accountant, and Senior Internal  Auditor

John M. Wolford                                    51      Senior Vice President - Mortgage Production

    Brenda N. Baer has served as Secretary/Treasurer, Human Resources and Employee Benefits Manager since 1989. She joined the Bank in 1972. Ms. Baer serves on the St. Luke United Methodist Administrative Board and is active in various religious and charitable organizations in Bristol.

    Judith O. Bowers has served as Manager of the Bank's Volunteer Parkway Branch since 1990 after serving as Branch Manager of the Bank's West Office since 1981. She joined the Bank in 1980. Ms. Bowers became Senior Vice President of the Bank in 1995. Ms. Bowers is married to Thad R. Bowers.

    Robert C. Glover joined the Bank in 1984 and has served as Vice President of the Bank since 1993. He became Senior Vice President in 1994. He is a member of the Civitan Club, serves on the board of directors of Avoca Youth Baseball and is active as an Elder of Central Christian Church.

    Michael H. Phipps joined the Bank in 1980 as Chief Appraiser. He has served as Vice President since 1985 and became Senior Vice President in 1994.

    Joyce S. Rouse assumed the position of Senior Vice President - Operations in 1994. Prior to that time, Ms. Rouse served as Vice President - Operations since 1982. She joined the Bank in 1961. Ms. Rouse is active in Volunteer Baptist Church.

    A. Joseph Vance, II joined the Bank in 1994 as an Assistant Treasurer and serves as the Senior Accountant and the Senior Internal Auditor. Prior to joining the Bank, he spent six years in the practice of public accountancy. He is a Certified Public Accountant, a member of the American Institute of Certified Public Accountants, a member of the board of directors of Theatre Bristol, Vice President of the Kiwanis Club of Bristol, and a member of the executive board of directors of the Sequoyah Council, Boy Scouts of America.

    John M. Wolford assumed the position of Senior Vice President - Mortgage Production in 1994. Prior to that time, Mr. Wolford served as Vice President - Mortgage Production since 1978. He joined the Bank in 1969. He is an executive committee member of the Bristol Family YMCA, a director of the Bristol Family

YMCA Endowment Committee, member of the board of directors of Theatre Bristol and Chairman of the Bristol Junior Steer Show and Sale. Mr. Wolford is also an affiliate member of the Bristol, Tennessee - Virginia Association of Realtors.

EMPLOYEES

    As of December 31, 1996, the Bank had 48 full-time and eight part-time employees, none of whom was represented by a collective bargaining agreement.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

    The following table sets forth information regarding the Bank's offices at December 31, 1996. All offices are owned by the Bank and are in Bristol, Tennessee.

                                  Book Value at
                           Year   December 31,    Approximate
                          Opened      1996       Square Footage
                          ------  -------------  --------------

MAIN OFFICE:
310 State Street            1958       $885,909          13,600

BRANCH OFFICES:
844 Volunteer Parkway       1974        182,414           1,900
2708 West State Street      1978        185,708           1,900

        The book value of the Bank's investment in furnishings and equipment totaled $385,199 at December 31, 1996. BISYS, Inc., headquartered in Houston, Texas, performs data processing and record keeping for the Bank.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

        From time to time, the Bank is a party to various legal proceedings incident to its business. At December 31, 1996, there were no legal proceedings to which the Company, the Bank or its subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

        No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1996.


                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

        The information set forth (i) under "Item 1. Business -- Regulation -- Dividend Restrictions," (ii) in Note 1 of the Notes to Consolidated Financial Statements under "Item 7. Financial Statements" and (iii) under the section titled "Market for Common Stock and Related Stockholder Matters" in the Annual Report, which section is included in the information furnished as Exhibit 13 hereof, are incorporated herein by reference.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

        The information set forth under the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report, which section is included in the information furnished as Exhibit 13 hereof, is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

        The Independent Auditor's Report and related consolidated financial statements and notes in the Annual Report, which report, statements and notes are included in the information furnished as Exhibit 13 hereof, are incorporated herein by reference.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

        Not applicable.


                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
----------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-------------------------------------------------

        Information concerning the directors and executive officers of the Company is incorporated herein by reference to the sections titled "Item 1. Business -- Executive Officers Who Are Not Directors" herein and "Proposal I -- Election of Directors" and "Voting Securities and Beneficial Ownership" in the Proxy Statement.


ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

        The information required by this item is incorporated herein by reference to the section titled "Executive Compensation" in the Proxy Statement.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

        The information required by this item is incorporated herein by reference to the sections titled "Voting Securities and Beneficial Ownership" and "Proposal I -- Election of Directors" in the Proxy Statement.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

        The information required by this item is incorporated herein by reference to the section titled "Transactions with Management" in the Proxy Statement.

                                   SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the date as forth below.

                                        TWIN CITY BANCORP, INC.

Date:  March 25, 1997                   By: /s/ Thad R. Bowers
                                        --------------------------------------
                                        Thad R. Bowers
                                        President and Chief Executive Officer
                                        (Duly Authorized Representative)


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated below as of the date set forth above.


By: /s/ Thad R. Bowers
    --------------------------------------------------
  Thad R. Bowers
  President and Chief Executive Officer
  (Director and Principal Executive and Financial Officer)


By: /s/ Albert Joseph Vance, II
    ---------------------------------------------------
  Albert Joseph Vance, II
  Assistant Treasurer
  (Principal Accounting Officer)


By: /s/ William C. Burriss, Jr.
    ---------------------------------------------------
  William C. Burriss, Jr.
  Director


By: /s/ Sid Oakley
    ---------------------------------------------------
  Sid Oakley
  Director


By: /s/ Louis H. Phetteplace
    ---------------------------------------------------
  Louis H. Phetteplace
  Director


By: /s/ Paul R. Wohlford
    ---------------------------------------------------
  Paul R. Wohlford
  Director