Form 10QSB
period 1997-03-31
TWIN CITY BANCORP INC
filed 1997-05-15
CIK 930373

                             FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549



           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1997
            ---------------------------------------------


                Commission File Number:  0-25290
                --------------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such require ments for the past ninety days: Yes __x__ No ___

As of March 31, 1997, there are 898,404 shares of the registrant's Common Stock, par value $1.00 per share, issued and outstanding.

Transitional small business disclosure format (check one):
Yes _____  No __x__

             TWIN CITY BANCORP, INC. AND SUBSIDIARIES
             ----------------------------------------
                        Bristol, Tennessee
                        ------------------

                           INDEX
                           -----

PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements

        Consolidated Balance Sheets - (Unaudited) as of December
        31, 1996 and March 31, 1997

        Consolidated Statements of Income - (Unaudited) for the three month periods ended March 31, 1996 and 1997

        Consolidated Statements of Cash Flows- (Unaudited) for the three month periods ended March 31, 1996 and 1997

        Notes to (Unaudited) Consolidated Financial Statements

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations

                  PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements
          --------------------

                         TWIN CITY BANCORP, INC.
                             AND SUBSIDIARIES
                       Consolidated Balance Sheets
                               (unaudited)
                              (in thousands)

                                          December 31,      March 31,
                                             1996             1997
                                          ------------      ---------
Assets
------
Cash and due from banks                     $   920         $ 2,202
Interest-earning deposits                     2,003             443
Investment securities (amortized cost -
   $8,351 and $8,320)                         8,354           8,285
Loans receivable, net                        78,177          76,211
Loans held for sale                              30             726
Mortgage-backed securities (amortized cost -
   $11,716 and $12,752)                      11,649          12,605
Premises and equipment, net                   1,767           1,824
Real estate, net                                233              91
Federal Home Loan Bank stock                    671             682
Interest receivable                             378             370
Other                                           859             827
                                           --------        --------
         Total Assets                      $105,041        $104,266
                                           ========        ========

                         (continued on next page)

                         TWIN CITY BANCORP, INC.
                            AND SUBSIDIARIES
                       Consolidated Balance Sheets
                               (unaudited)
                              (in thousands)

                                          December 31,      March 31,
                                             1996             1997
                                          ------------      ---------
Liabilities and Stockholders' Equity
------------------------------------
Deposits                                    $85,689          $85,482
Federal Home Loan Bank advances               5,100            4,000
Advance payments by borrowers for taxes
  and insurance                                 282              650
Accrued expenses and other liabilities          313              282
Income taxes payable:
  Deferred                                      272              353
                                           --------         --------
         Total Liabilities                   91,656           90,767

Stockholders' Equity
  Common stock ($1 par value, 8,000,000
   shares authorized; 853,484 shares issued
   and outstanding at December 31, 1996 and
   March 31, 1997)                              854              854
Paid-in capital                               7,134            7,149
Retained earnings, substantially restricted   6,283            6,406
Unearned compensation:
   Employee stock ownership plan               (575)            (557)
   Management recognition plan                 (271)            (241)
Net unrealized gains (losses) on securities
  available-for-sale, net of income taxes       (40)            (112)
                                           --------         --------
         Total Stockholders' Equity          13,385           13,499
                                           --------         --------
         Total Liabilities and
           Stockholders' Equity            $105,041         $104,266
                                           ========         ========

The accompanying notes are an integral part of these consolidated financial statements.

                         TWIN CITY BANCORP, INC.
                            AND SUBSIDIARIES
                  Consolidated Statements of Income
                              (unaudited)
                             (in thousands)

                                                  Three Months Ended
                                                        March 31,
                                                   -----------------
                                                   1996         1997
                                                   ----         ----
Interest income:
  Loans                                            $1,610       $1,634
  Mortgage-backed securities                          205          206
  Investment securities                               127          116
  Interest-earning deposits                            44           22
                                                   ------       ------
       Total interest income                        1,986        1,978
Interest expense:
  Deposits                                            950          966
  Federal Home Loan Bank advances                      46           56
                                                   ------       ------
    Total interest expense                            996        1,022
                                                   ------       ------
    Net interest income                               990          956
Provision for loan losses                              25           22
                                                   ------       ------
    Net interest income after
     provision for loan losses                        965          934
                                                   ------       ------
Non-interest income:
  Loan fees and service charges                        77           83
  Insurance commission and fees                        17            9
  Gain on sale of loans                                46           80
  Income from rental of real estate                    33           32
  Other                                                 7           12
                                                   ------       ------
    Total non-interest income                         180          216
                                                   ------       ------
Non-interest expense:
  Compensation and employee benefits                  356          415
  Net occupancy expense                                58           65
  Deposit insurance premiums                           47           14
  Data processing                                      52           56
  Provision for real estate losses                     15           10
  Other                                               137          176
                                                   ------       ------
    Total non-interest expense                        665          736
                                                   ------       ------
    Income before income taxes                        480          414
Income tax expense                                    183          163
                                                   ------       ------
   Net income                                      $  297       $  251
                                                   ======       ======
Dividends paid per share                           $ 0.15       $ 0.16
                                                   ======       ======

The accompanying notes are an integral part of these consolidated financial statements.
                         TWIN CITY BANCORP, INC.
                            AND SUBSIDIARIES
                Consolidated Statements of Cash Flows
                               (unaudited)
                              (in thousands)

                                                  Three Months Ended
                                                        March 31,
                                                   -----------------
                                                   1996         1997
                                                   ----         ----
Net cash provided (used) by
  operating activities                            $   145       $   411
                                                  -------       -------
Cash flows from investing activities:
  Purchase of investment securities
    classified as available-for-sale                 (984)         (995)
  Maturities of investment securities               1,000         1,025
  Maturities of certificates of deposit                98             -
  Purchase of certificates of deposit                 (98)            -
  Principal payments on mortgage-backed
    securities                                        428           461
  Purchase of mortgage-backed securities
    classified as available-for-sale               (1,026)            -
  Increase in cash surrender value of
    life insurance                                     (1)           (1)
  Net decrease (increase) in loans originated         901         1,267
  Purchase of loans                                  (732)       (1,601)
  Purchase of premises and equipment                    -           (95)
  Proceeds from sale of real estate                     -           317
                                                  -------       -------
Net cash provided (used) by
  investing activities                               (414)          378
                                                  -------       -------
Cash flows from financing activities:
  Net increase (decrease) in deposits                 183          (207)
  Increase in advance payments by borrowers
    for taxes and insurance                           278           368
  Repayment of FHLB advances                         (500)       (9,700)
  Proceeds from FHLB advances                           -         8,600
  Dividends paid                                     (134)         (128)
                                                  -------       -------
Net cash provided (used) by
    financing activities                             (173)       (1,067)
                                                  -------       -------
Net increase (decrease) in cash                      (442)         (278)

Cash at beginning of period                         4,909         2,923
                                                  -------       -------
Cash at end of the period                         $ 4,467       $ 2,645
                                                  =======       =======

                     (continued on next page)

                        TWIN CITY BANCORP, INC.
                           AND SUBSIDIARIES
                Consolidated Statements of Cash Flows
                              (unaudited)
                             (in thousands)

                                                  Three Months Ended
                                                        March 31,
                                                   -----------------
                                                   1996         1997
                                                   ----         ----
Supplemental disclosures:

Noncash investing and financing activities:
  Loans sold in exchange for mortgage-backed
    security                                       $    -      $ 1,501
                                                   =======     =======
  Unrealized loss on securities available-for-
    sale net of income taxes                       $   131     $    72
                                                   =======     =======

  Capitalized mortgage servicing rights            $    68     $    85
                                                   =======     =======

Cash paid during the period for:
  Interest                                         $ 1,010     $ 1,019
  Income taxes                                     $    23     $     -
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

Note 4. -  New Accounting Standards
           ------------------------

In June 1996, the FASB issued SFAS No. 125, Accounting for the Transfer and Servicing of Financial Assets and Extinguishment of Liabilities ("SFAS 125"). SFAS 125 supersedes SFAS 122, Accounting for Mortgage Servicing Rights. SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and the extinguishment of liabilities based on consistent application of a financial components approach that focuses on control. Under the financial components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. SFAS 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. At the present time, the statement has no material effect on the consolidated financial statements.

                       TWIN CITY BANCORP, INC.
                          AND SUBSIDIARIES

    NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

Note 5. -  Stock Option Plan
           -----------------

In 1995, the Company adopted a stock option plan for the benefit of directors, officers, and other key employees of the Company. The number of shares of common stock reserved for issuance under the stock option plan was equal to 10% of the total number of common shares issued pursuant to the Company's offering. The plan provides for incentive options for officers and employees and non-incentive options for directors. The plan is administered by a committee of at least three directors of the Company. The option exercise price cannot be less than the fair value of the underlying common stock as of the date of the option grant, and the maximum option term cannot exceed ten years. The number of shares of common stock authorized under the stock option and incentive plan was 89,840. As of March 31, 1997, 22,460 non-incentive stock options have been granted to directors and are exercisable on a cumulative basis in equal installments over a five year period. The incentive stock options awarded to officers and other key employees totaled 64,988 at March 31, 1997 with 62,888 exercisable on a cumulative basis in equal installments over a five year period, and 2,100 exercisable upon the date of option grant. The options awarded to directors and officers which are exercisable on a cumulative basis in equal installments over a five year period began vesting on May 24, 1996 and will be fully vested on May 24, 2000. As of March 31, 1997, 87,448 options have been granted, of which none have been exercised. Options totaling 85,348 were granted with an exercise price of $14 per share, 1,500 were granted with an exercise price of $16.875 per share and the remaining 600 at $17.50 per share. As of March 31, 1997, 19,170 options are exercisable.

Note 6. -  Management Recognition and Retention Plan
           -----------------------------------------

In 1995, the Company established a management recognition plan ("MRP") under which 35,936 shares of common stock were awarded to participants. The plan share awards were granted to certain employees and officers of the Company who began vesting on May 24, 1996 and will be fully vested on May 24, 2000. The number of shares awarded to certain employees and officers was 35,936. Compensation expenses, in the amount of the fair value of the common stock at the date plan shares are purchased, will be recognized during the periods the participants become vested. As of March 31, 1997, 27,908 shares of common stock had been purchased to fund the MRP and the remaining 8,028 shares will be purchased over the vesting period. The unamortized balance of unearned compensation is reflected as a reduction of stockholders' equity. For the quarter ended March 31, 1997, $30,000 has been recognized as compensation expense.

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations For the Three Months Ended March 31, 1997
           -------------------------------------------------
     The Company's total consolidated assets decreased $775,000, or 0.7% to $104.3 million at March 31, 1997 from $105.0 million at December 31, 1996. Cash and due from banks and interest-earning deposits decreased $278,000 from $2.9 million at December 31, 1996 to $2.6 million at March 31, 1997. Net loans receivable decreased $2.0 million or 2.5% from $78.2 million at December 31, 1996 to $76.2 million at March 31, 1997. The Company originated 49 mortgage loans during the quarter ended March 31, 1997 as compared to 66 originations during the quarter ended March 31, 1996. The decrease in originations in 1997 over 1996 was due to a general increase in the prevailing market rates for mortgage loans. The Company has sold a majority of its fixed-rate originations during the first quarter of 1997 to the Federal Home Loan Mortgage Corporation, servicing retained and without recourse. Total real estate loans amounted to $52.9 million at March 31, 1997 as compared to $53.6 million at December 31, 1996. Consumer/commercial lending decreased by $473,000 or 1.8%, from $26.1 million at December 31, 1996 to $25.6 million at March 31, 1997. The decrease is attributable to a general increase in the prevailing market interest rates for consumer and commercial loans. The Company's portfolio of investment securities remained constant with a balance of $8.3 million at March 31, 1997 as compared to a balance of $8.4 million at December 31, 1996. The Company's portfolio of mortgage-backed securities increased $956,000, or 8.2%, from $11.6 million at December 31, 1996 to
$12.6 million at March 31, 1997. Real estate, net decreased $142,000 from $233,000 at December 31, 1996 to $91,000 at March
31, 1997. The decrease was primarily attributable to the sale of the Company's commercial office building in Knoxville, Tennessee. During the quarter ended March 31, 1996, the Company sold the commercial office building in Knoxville, Tennessee for a gross sales price of $250,000 and accordingly, recognized a gain on the sale of the building of approximately $17,000.

     Deposits decreased $207,000, or 0.2% from $85.7 million at December 31, 1996 to $85.5 million at March 31, 1997. Federal
Home Loan Bank advances decreased $1.1 million at March 31, 1997 from December 31, 1996.

    Total stockholders' equity has increased $114,000, or 0.9%, from $13.4 million at December 31, 1996 to $13.5 million at March 31, 1997. The Company posted net income of $251,000 for the quarter ended March 31, 1997 while paying a dividend of $0.16 per
share of common stock, or $128,000.   The Company, in accordance
with SFAS No.115, has classified its entire portfolio of investment and mortgage-backed securities as available-for-sale. Net unrealized gains and losses of securities classified as available-for-sale are reported as a component of stockholders' equity. At March 31, 1997, the Company reported net unrealized losses on securities available-for-sale, net of income taxes, of $112,000 as compared to net unrealized losses on securities available-for-sale, net of income taxes, of $40,000 at December 31, 1996.

    Net interest income for the three months ended March 31, 1997 decreased $34,000 over the three months ended March 31, 1996 from $990,000 to $956,000. The decrease was primarily attributable to a decrease in the interest rate spread which decreased from 3.56% for the three months ended March 31, 1996 to 3.38% for the three months ended March 31, 1997. The net interest margin decreased from 4.10% for the three months ended March 31, 1996 to 3.85% for the three months ended March 31, 1997. The average yield on interest-earning assets decreased 26 basis points from 8.22% for the three months ended March 31, 1996 to 7.96% for the three months ended March 31, 1997, while the average cost on interest-bearing liabilities only decreased 8 basis points from 4.66% for the three months ended March 31, 1996 to 4.58% for the three months ended March 31, 1997. The average balance of interest-earning assets increased $2.7 million from $96.7 million at March 31, 1996 to $99.4 million at March 31, 1997, while the average balance of interest-bearing liabilities increased $3.8 million from $85.5 million at March 31, 1996 to $89.3 million at March 31, 1997.

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations For the Three
          Months Ended March 31, 1997
          -------------------------------------------------
                          (Continued)

    The provisions for loan losses amounted to $25,000 and $22,000 for the three months ended March 31, 1996 and 1997 respectively. At March 31, 1997, management reviewed the allowance for loan losses in relation to the Company's performance with past collections and charge offs, management's experience with the loan portfolio, and observations of the general economic climate and loan loss expectations. From this review and analysis and based on management's experience and judgement in managing the loan portfolio, it was determined that the allowance for loan losses needed to be $251,000 and therefore a $22,000 provision was recorded in the quarter ending March 31, 1997. At March 31, 1997, the allowance represented 222% of total loans past due more than ninety days.

    Non-interest income increased $36,000 from $180,000 for the three months ended March 31, 1996 to $216,000 for the three months ended March 31, 1997. Loan fees and service charges increased $6,000 from $77,000 for the three months ended March 31, 1996 to $83,000 for the three months ended March 31, 1997. Gains on the sale of fixed-rate mortgage loans to the FHLMC recognized in the three months ended March 31, 1997 was $80,000 as compared to $46,000 for the three months ended March 31, 1996. Insurance commission and fees decreased $8,000 from $17,000 for the three months ended March 31, 1996 to $9,000 for the three months ended March 31, 1997.

    Non-interest expense for the three months ended March 31, 1997 was 2.82% of average assets as compared to 2.63% for the three months ended March 31, 1996. Non-interest expense increased $71,000 from $665,000 for the three months ended March 31, 1996 to $736,000 for the three months ended March 31, 1997. Compensation and employee benefits increased $59,000 or 16.6% from $356,000 for the three months ended March 31, 1996 to $415,000 for the three months ended March 31, 1997. The increase for the three month period was a direct result of normal salary and wage increases and the cost of additional personnel. Net occupancy expense increased $7,000 from $58,000 for the three months ended March 31, 1996 to $65,000 for the three months ended March 31, 1997. For the three months ended March 31, 1997, a provision for real estate losses of $10,000 was recognized.
Other expenses increased $39,000 from $137,000 for the three months ended March 31, 1996 to $176,000 for the three months ended March 31, 1997. Deposit insurance premiums decreased $33,000 from $47,000 for the three months ended March 31, 1996 to $14,000 for the three months ended March 31, 1997.

                PART II. OTHER INFORMATION
                         -----------------

Item 1.  Legal Proceedings
         -----------------

     From time to time, the Company and any subsidiaries may be a party to various legal proceedings incident to its or their business. At March 31, 1997, there were no legal proceedings to which the Company or any subsidiary was a party, or to which of any of their property was subject, which were expected by management to result in a material loss.

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

Item 5.  Other Information
         -----------------

           None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

       The following exhibits are filed as a part of this report:

3.1(1)      Charter of Twin City Bancorp, Inc.
3.2(1)      Bylaws of Twin City Bancorp, Inc.
4(1)        Form of Common Stock Certificate
10.1(1)(2)  Twin City Bancorp, Inc. Incentive Compensation Plan,
            as amended
10.2(1)     Twin City Bancorp, Inc. Deferred Compensation Plan
10.3(3)     Employment Agreements between Twin City Bancorp, Inc.
            and Twin City Federal Savings Bank and Thad R. Bowers
10.4(3)     Severance Agreements between Twin City Bancorp, Inc.
            and Twin City Federal Savings Bank and Brenda N.
            Baer, Judith O. Bowers, Robert C. Glover, Michael H.
            Phipps, Joyce C. Rouse and John M. Wolford
10.5(1)     Twin City Federal Savings Bank Supplemental Executive
            Retirement Agreement
10.6(3)     Twin City Bancorp, Inc. 1995 Stock Option and
            Incentive Plan
10.7(3)     Twin City Bancorp, Inc. Management Recognition Plan
27          Financial Data Schedule
_______________
(1)  Incorporated by reference to Company's Registration on Form
     S-1 No. 33-84196
(2) Incorporated by reference to Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 1995
(3) Incorporated by reference to Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 1995

The Corporation did not file a current report on Form 8-K during the quarter covered by this report.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: May 15, 1997        By /s/ Thad R. Bowers
                          -----------------------------
                          Thad R. Bowers
                          President and Chief Executive Officer
                          (Principal Executive and Financial
                          Officer)



Date: May 15, 1997        By /s/ Albert Joseph Vance, II
                          -----------------------------
                          Albert Joseph Vance, II
                          Assistant Treasurer
                          (Principal Accounting Officer)