Form 10QSB
period 1997-06-30
TWIN CITY BANCORP INC
filed 1997-08-13
CIK 930373

                             FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549



           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1997
            ---------------------------------------------


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such require ments for the past ninety days: Yes __x__ No ___

As of June 30, 1997, there are 853,484 shares of the registrant's
Common Stock, par value $1.00 per share, issued and outstanding.

Transitional small business disclosure format (check one):
Yes _____  No __x__

             TWIN CITY BANCORP, INC. AND SUBSIDIARIES
             ----------------------------------------
                        Bristol, Tennessee
                        ------------------

                              INDEX
                              -----

PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements

        Consolidated Balance Sheets - (Unaudited) as of December
        31, 1996 and June 30, 1997

        Consolidated Statements of Income - (Unaudited) for the six month and three month periods ended June 30, 1996 and 1997

        Consolidated Statements of Cash Flows- (Unaudited) for the six month periods ended June 30, 1996 and 1997

        Notes to (Unaudited) Consolidated Financial Statements

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations

                         TWIN CITY BANCORP, INC.
                             AND SUBSIDIARIES
                       Consolidated Balance Sheets
                               (unaudited)
                              (in thousands)

                                               December 31,      June 30,
                                                  1996            1997
                                               ------------     ---------

Cash and due from banks                         $  920          $ 1,910
Interest-earning deposits                        2,003       1,984
Federal funds                                        -            1,650
Investment securities (amortized cost -
   $8,351 and $7,819)                            8,354            7,823
Loans receivable, net                           78,177           76,504
Loans held for sale                                 30              149
Mortgage-backed securities (amortized cost -
   $11,716 and $12,953)                         11,649           12,971
Premises and equipment, net                      1,767            2,218
Real estate, net                                     233               90
Federal Home Loan Bank stock                       671              695
Interest receivable                                378              433
Other                                              859              918
                                              --------         --------
         Total Assets                         $105,041         $107,345
                                              ========         ========

                     (continued on next page)

                         TWIN CITY BANCORP, INC.
                            AND SUBSIDIARIES
                       Consolidated Balance Sheets
                               (unaudited)
                              (in thousands)

                                                  December 31,    June 30,
                                                     1996          1997
                                                 ------------    --------
Liabilities and Stockholders' Equity
------------------------------------

Deposits                                          $85,689        $90,387
Federal Home Loan Bank advances                     5,100          1,000
Advance payments by borrowers for taxes
  and insurance                                       282          1,017
Accrued expenses and other liabilities                313            491
Income taxes payable:
  Current                                               -            219
  Deferred                                            272            431
                                                 --------       --------
         Total Liabilities                         91,656         93,545
                                                 --------       --------
Stockholders' Equity
  Common stock ($1 par value, 8,000,000
   shares authorized; 853,484 shares issued and
   outstanding at December 31, 1996 and
   June 30, 1997)                                     854            854
Paid-in capital                                     7,134          7,165
Retained earnings, substantially restricted         6,283          6,540
Unearned compensation:
   Employee stock ownership plan                     (575)          (539)
   Management recognition plan                       (271)          (235)
Net unrealized gains (losses) on securities
  available-for-sale, net of income taxes             (40)            15
                                                 --------       --------
         Total Stockholders' Equity                13,385         13,800
                                                 --------       --------
  Total Liabilities and Stockholders' Equity     $105,041       $107,345
                                                 ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                         TWIN CITY BANCORP, INC.
                            AND SUBSIDIARIES
                  Consolidated Statements of Income
                              (unaudited)
                             (in thousands)

                                    Six Months Ended     Three Months Ended
                                         June 30,             June 30,
                                    -----------------    ------------------
                                    1996         1997    1996          1997
                                    ----         ----    ----          ----
Interest income:
  Loans                             $3,241      $3,305   $1,631       $1,671
  Mortgage-backed securities           402         442      197          236
  Investment securities                284         243      157          127
  Interest-bearing deposits             76          57       32           35
                                    ------      ------   ------       ------
       Total interest income         4,003       4,047    2,017        2,069
                                    ------      ------   ------       ------
Interest expense:
  Deposits                           1,890       2,007      940        1,041
  Federal Home Loan Bank advances       93          71       47           15
                                    ------      ------   ------       ------
    Total interest expense           1,983       2,078      987        1,056
                                    ------      ------   ------       ------
    Net interest income              2,020       1,969    1,030        1,013
Provision for loan losses               50          64       25           42
                                    ------      ------   ------       ------
    Net interest income after
    provision for loan losses        1,970       1,905    1,005          971
                                    ------      ------   ------       ------
Non-interest income:
  Loan fees and service charges        148         164       71           81
  Insurance commission and fees         41          28       24           19
  Gain on sale of securities             -          (2)       -           (2)
  Gain on sale of loans                 79         111       33           31
  Income from rental of real estate     65          35       32            3
  Other                                 23          16       16            4
                                    ------      ------   ------       ------
    Total non-interest income          356         352      176          136
                                    ------      ------   ------       ------

Non-interest expense:
  Compensation and employee benefits   729         840      373          425
  Net occupancy expense                115         128       57           63
  Deposit insurance premiums            95          28       48           14
  Data processing                      100         108       48           52
  Provision for real estate losses      30          10       15            -
  Other                                302         295      165          119
                                    ------      ------   ------       ------
    Total non-interest expense       1,371       1,409      706          673
                                    ------      ------   ------       ------
    Income before income taxes         955         848      475          434
Income tax expense                     362         336      179          173
                                    ------      ------   ------       ------
   Net income                       $  593      $  512   $  296       $  261
                                    ======      ======   ======       ======

Dividends paid per share            $ 0.46      $ 0.32   $ 0.31       $ 0.16
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

                         TWIN CITY BANCORP, INC.
                            AND SUBSIDIARIES
                Consolidated Statements of Cash Flows
                               (unaudited)
                              (in thousands)

                                                    Six Months Ended
                                                         June 30,
                                                   -----------------
                                                   1996         1997
                                                   ----         ----
Net cash provided (used) by
   operating activities                            $     532   $    956
                                                   ---------   --------
Cash flows from investing activities:
  Purchase of investment securities
    classified as available-for-sale                  (1,972)    (1,994)
  Maturities of investment securities                  1,000      2,525
  Purchase of certificates of deposit                    (98)         -
  Maturities of certificates of deposit                   98          -
  Principal payments on mortgage-backed
    securities                                         1,062      1,383
  Purchase of mortgage-backed securities
    classified as available-for-sale                  (1,526)      (875)
  Proceeds from sale of mortgage-backed
    securities                                             -        422
  Increase in cash surrender value of
    life insurance                                        (1)        (3)
  Proceeds from sale of real estate                        -        461
  Net decrease (increase) in loans originated           (906)       583
  Purchase of loans                                   (1,082)    (1,387)
  Purchase of premises and equipment                     (30)      (528)
                                                   ---------   --------
Net cash provided (used) by
  investing activities                                (3,455)       587
                                                   ---------   --------
Cash flows from financing activities:
  Net increase (decrease) in deposits                   (320)     4,698
  Increase in advance payments by borrowers
    for taxes and insurance                              668        735
  Proceeds from FHLB advances                          1,400      9,750
  Repayment of FHLB advances                            (900)   (13,850)
  Dividends paid                                        (382)      (255)
  Acquisition of treasury stock                          (31)         -
                                                   ---------   --------
Net cash provided (used) by
    financing activities                                 435      1,078
                                                   ---------   --------
Net increase (decrease) in cash                       (2,488)     2,621

Cash at beginning of year                              4,909      2,923
                                                   ---------   --------
Cash at end of the quarter                         $   2,421   $  5,544
                                                   =========   ========

                     (continued on next page)

                         TWIN CITY BANCORP, INC.
                            AND SUBSIDIARIES
                Consolidated Statements of Cash Flows
                               (unaudited)
                              (in thousands)

                                                    Six Months Ended
                                                         June 30,
                                                   -----------------
                                                   1996         1997
                                                   ----         ----
Supplemental disclosures:

Noncash investing and financing activities:
  Loans sold in exchange for mortgage-backed
    securities                                    $    --      $ 2,183
                                                  =======      =======
  Unrealized gain (loss) on securities
    available-for-sale                            $  (175)     $    55
                                                  =======      =======

Cash paid during the period for:
  Interest                                       $  1,995     $  2,077
                                                 ========     ========
  Income taxes (net of refunds)                  $    250     $      8
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

Note 4. -  Stock Option Plan
           -----------------
In 1995, the Company adopted a stock option plan for the benefit of directors, officers, and other key employees of the Company. The number of shares of common stock reserved for issuance under the stock option plan was equal to 10% of the total number of common shares issued pursuant to the Company's offering. The plan provides for incentive options for officers and employees and non-incentive options for directors. The plan is administered by a committee of at least three directors of the Company. The option exercise price cannot be less than the fair value of the underlying common stock as of the date of the option grant, and the maximum option term cannot exceed ten years. The number of shares of common stock authorized under the stock option and incentive plan was 89,840. As of June 30, 1997, 22,460 non-incentive stock options have been granted to directors and become exercisable on a cumulative basis in equal installments over a five year period. The incentive stock options awarded to officers and other key employees totalled 64,988 at June 30, 1997 with 62,888 becoming exercisable on a cumulative basis in equal installments over a five year period, and 2,100 exercisable upon the date of option grant. As of June 30, 1997, 87,448 options have been granted, of which none have been exercised. Options totaling

                TWIN CITY BANCORP, INC.
                    AND SUBSIDIARIES

 NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

85,348 were granted with an exercise price of $14 per share, 1,500 were granted with an exercise price of $16.875 per share and the remaining 600 at $17.50 per share. As of June 30, 1997, 36,239 options are excercisable.

Note 5. -  Management Recognition Plan
           ---------------------------
In 1995, the Company established a management recognition plan ("MRP") under which 35,936 shares of common stock were awarded to participants. The plan share awards were granted to certain employees and officers of the Company who began vesting on May 24, 1996 and be fully vested on May 24, 2000. The number of shares awarded to certain employees and officers was 35,936. Compensation expenses, in the amount of the fair value of the common stock at the date plan shares are purchased, will be recognized during the periods the participants become vested. As of June 30, 1997, 29,208 shares of common stock had been purchased to fund the MRP and the remaining 6,728 shares will be purchased over the remaining vesting period. The unamortized balance of unearned compensation is reflected as a reduction of stockholders' equity. For the six months and quarter ended June 30, 1997, $61,000 and $31,000 have been recognized as compensation expense, respectively.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations
----------------------------------------------------------

     The Company's total consolidated assets increased $2.3 million, or 2.2% to $107.3 million at June 30, 1997 from $105.0 million at December 31, 1996. Interest-earning deposits and federal funds increased $1.6 million as the Company has experienced an increase in net cash flows. Net loans receivable decreased $1.7 million or 2.1% from $78.2 million at December 31, 1996 to $76.5 million at June 30, 1997. The Company originated 115 mortgage loans during the six months ended June 30, 1997 as compared to 170 originations during the six months ended June 30, 1996. The decrease in 1997 over 1996 was due to a general increase in the prevailing market rates for the Company's mortgage products in the first quarter of 1997. The Company has sold the majority of its fixed-rate originations during the six months ended June 30, 1997 to the Federal Home Loan Mortgage Corporation (FHLMC), servicing retained and without recourse. Total real estate loans amounted to $51.9 million at June 30, 1997 as compared to $53.6 million at December 31, 1996. Consumer/commercial loans remained constant with $26.1 million at December 31, 1996 and $26.1 million at June 30, 1997. The Company's portfolio of investment securities decreased $531,000 or 6.4% from $8.4 million at December 31, 1996 to $7.8 million at June 30, 1997. The Company's portfolio of mortgage-backed securities increased $1.4 million or 11.4% from $11.6 million at December 31, 1996 to $13.0 million at June 30, 1997. The Company's investment in premises and equipment, net of accumulated depreciation increased $451,000 or 25.5% from $1.8 million at December 31, 1996 to $2.2 million at June 30, 1997. During the six months ended June 30, 1997, the Company began extensive improvements to its Volunteer Parkway branch in Bristol, Tennessee. The interior of the branch is being upgraded along with an expansion of the under-roof-area. Improvements to traffic circulation and an increase in the number of drive-through lanes, and the installation of an automatic teller machine are also underway. More funds will be appropriated toward the completion of the renovations over the next few quarters. Management believes that these renovations will result in improved customer service and convenience and will not have an adverse material effect to the Company's financial condition or results of operations. Real estate, net decreased $143,000 from $233,000 at December 31, 1996 to $90,000 at June 30, 1997. The
decrease was primarily attributable to the sale of the Company's commercial office building in Knoxville, Tennessee for a gross sales price of $250,000 and accordingly, the Company recognized a gain on the sale of the building of approximately $17,000.

     Deposits increased $4.7 million or 5.5% from $85.7 million at December 31, 1996 to $90.4 million at June 30, 1997. During the quarter ended June 30, 1997, the Company secured governmental deposits of approximately $4.4 million. Subsequently, Federal Home Loan Bank advances decreased $4.1 million at June 30, 1997 from December 31, 1996.

     Total stockholders' equity has increased $415,000, or 3.1% from $13.4 million at December 31, 1996 to $13.8 million at June 30, 1997. The Company posted net income of $512,000 for the six months ended June 30, 1997 while paying dividends totaling $0.32 per share of common stock outstanding, or $255,000. During the six months ended June 30, 1997, management pursued further funding for the Company's Management Recognition Plan (MRP) by purchasing 1,300 shares of common stock at a total purchase price of $25,000, while recognizing an expense of $61,000 resulting in a net decrease of $36,000 in unearned compensation for the MRP. The Company, in accordance with SFAS No. 115, has classified its entire portfolio of investment and mortgage-backed securities as available-for-sale. Net unrealized gains and losses on securities available-for-sale are reported as a component of stockholders' equity. At June 30, 1997, the Company reported net unrealized gains on securities available-for-sale, net of income taxes, of $15,000 as compared to net unrealized losses on securities available-for-sale, net of income taxes, of $40,000 at December 31, 1996.

     Net interest income for the six months ended June 30, 1997 decreased $51,000 from the six months ended June 30, 1996, and for the three months ended June 30, 1997 decreased $17,000 as compared to the three months ended June 30, 1996. The decreases were primarily attributable to a decrease in the interest rate spread which decreased from 3.61% for the six months ended June 30, 1996 to 3.45% for the six months ended June 30, 1997 and decreased from 3.66% for the three months ended June 30, 1996 to 3.52% for the three months ended June 30, 1997. The net interest margin decreased from 4.14% for the six months ended June 30, 1996 to 3.92% for the six months ended June 30, 1997 and decreased from 4.19% for the three months ended June 30, 1996 to 3.99% for the three months ended June 30, 1997. The average yield on interest-earning assets decreased 15 basis points from 8.21% for the six months ended June 30, 1996 to 8.06% for the six months ended June 30, 1997 and decreased 4 basis points from 8.20% for the three months ended June 30, 1996 to 8.16% for the three months ended June 30, 1997. The average cost on interest-bearing liabilities increased from 4.60% for the six months ended June 30, 1996 to 4.61% for the six months ended June 30, 1997 and increased from 4.54% for the three months ended June 30, 1996 to 4.64% for the three months ended June 30, 1997. The average balance of interest-earning assets was $97.5 million for the six months ended June 30, 1996 as compared to $100.4 million for the six months ended June 30, 1997 and was $98.3 million for the three months ended June 30, 1996 as compared to $101.5 million for the three months ended June 30, 1997. The average balance of interest-bearing liabilities was $86.2 million for the six months ended June 30, 1996 as compared to $90.2 million for the six months ended June 30, 1997 and was $87.0 million for the three months ended June 30, 1996 as compared to $91.1 million for the three months ended June 30, 1997.

     The provisions for loan losses amounted to $50,000, $64,000, $25,000 and $42,000 for the six months and three months ended June 30, 1996 and 1997, respectively. At June 30, 1997, management reviewed the allowance for loan losses in relation to the Company's performance with past collections and charge offs, management's experience with the loan portfolio, and observations of the general economic climate and loan loss expectations. From this review and analysis and based on management's experience and judgement in managing the loan portfolio, it was determined that the allowance for loan losses needed to be $220,000 and therefore a $42,000 provision was recorded for the quarter ended June 30, 1997. At June 30, 1997 the allowance represented 259% of total loans past due more than ninety days.

    Non-interest income decreased $4,000 from $356,000 for the six months ended June 30, 1996 to $352,000 for the six months ended June 30, 1997 and decreased $40,000 from $176,000 for the three months ended June 30, 1996 to $136,000 for the three months ended June 30, 1997. For the six months ended June 30, 1997 loan fees and service charges amounted to $164,000 as compared to $148,000 for the six months ended June 30, 1996 and amounted to $81,000 for the three months ended June 30, 1997 as compared to $71,000 for the three months ended June 30, 1996. Gain on the sale of fixed-rate mortgage loans to the FHLMC recognized for the six months ended June 30, 1996 was $79,000 as compared to $111,000 for the six months ended June 30, 1997 and was $33,000 for the three months ended June 30, 1996 as compared to $31,000 for the three months and June 30, 1997. Insurance commission and fees was $28,000 for the six months ended June 30, 1997 as compared to $41,000 for the six months ended June 30, 1996 and was $19,000 for the three months ended June 30, 1997 as compared to $33,000 for the three months ended June 30, 1996. Income from rental of real estate amounted to $35,000 for the six months ended June 30, 1997 as compared to $65,000 for the six months ended June 30, 1996 and $3,000 for the three months ended June 30, 1997 as compared to $32,000 for the three months ended June 30, 1996.

     Non-interest expense for the six months ended June 30, 1997 was 2.67% of average assets as compared to 2.69% for the six months ended June 30, 1996. Non-interest expense increased $38,000 from the six months ended June 30, 1996 to the six months ended June 30, 1997, and decreased $33,000 from $706,000 for the three months ended June 30, 1996 to $673,000 for the three months ended June 30, 1997. Compensation and employee benefits increased $111,000 from $729,000 for the six months ended June 30, 1996 to $840,000 for the six months ended June 30, 1997 and increased $52,000 from $373,000 for the three months ended June 30, 1996 to $425,000 for the three months ended June 30, 1997. The increase for the three and six month periods were a direct result of normal salary and wage increases and the recognition of additional compensation from the cost of the Company's MRP. Deposit insurance premiums decreased $67,000 from $95,000 for the six months ended June 30, 1996 to $28,000 for the six months ended June 30, 1997 and decreased $34,000 from $48,000 for the three months ended June 30, 1996 to $14,000 for the three months ended June 30, 1997. Data processing increased $8,000 from $100,000 for the six months ended June 30, 1996 to $108,000 for the six months ended June 30,1997. Other expense decreased $7,000 from $302,000 for the six months ended June 30, 1996 to $295,000 for the six months ended June 30, 1997 and decreased $46,000 from $165,000 for the three months ended June 30, 1996 to $119,000 for the three months ended June 30, 1997 as management has attempted to control its miscellaneous costs of doing business in recent years.

                PART II. OTHER INFORMATION
                         -----------------

Item 1.  Legal Proceedings
         -----------------

    From time to time, the Company and any subsidiaries may be a party to various legal proceedings incident to its or their business. At June 30, 1997, there were no legal proceedings to which the Company or any subsidiary was a party, or to which of any of their property was subject, which were expected by management to result in a material loss.

Item 2.  Changes in Securities
         ---------------------

         None

Item 3. Defaults Upon Senior Securities
        -------------------------------

        None

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        On May 23, 1997, the registrant held its annual meeting of stockholders. At the meeting, the following director was elected by the stockholders to serve for a three year term:

                                 Votes
                        -----------------------                    Broker
                        For            Withheld   Absententions    Non-Votes
                        ---            --------   -------------    ---------
     Paul R. Wolford    592,233          1,350          -              -



Item 5.  Other Information
         -----------------

         None

                    (continued on next page.)

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

        The following exhibits are filed as a part of this report:

       3.1 (1)    Charter of Twin City Bancorp, Inc.
       3.2 (1)    Bylaws of Twin City Bancorp, Inc.
       4   (1)    Form of Common Stock Certificate
      10.1 (1)(2) Twin City Bancorp, Inc. Incentive Compensation Plan,
                     as amended
      10.2(1)     Twin City Bancorp, Inc. Deferred Compensation Plan
     10.3 (3)     Employment Agreements between Twin City Bancorp, Inc.
                     and Twin City Federal Savings Bank and Thad R. Bowers
     10.4 (3)     Severance Agreements between Twin City Bancorp, Inc. and
                     Twin City Federal Savings Bank and Brenda N. Baer, Judith
                     O. Bowers, Robert C. Glover, Michael H. Phipps, Joyce C. Rouse and John M. Wolford
     10.5 (1)     Twin City Federal Savings Bank Supplemental Executive
                     Retirement Agreement
     10.6 (3)     Twin City Bancorp, Inc. 1995 Stock Option and Incentive Plan
     10.7 (3)     Twin City Bancorp, Inc. Management Recognition Plan
     27           Financial Data Schedule
___________
(1) Incorporated by reference to Company's Registration on Form S-1 No.33-84196
(2) Incorporated by reference to Company's Quarterly Report on
    Form 10-QSB for the fiscal quarter ended September 30, 1995
(3) Incorporated by reference to Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 1995

The Corporation did not file a current report on Form 8-K during the quarter covered by this report.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: ______, 1997        By /s/ Thad R. Bowers
                          -----------------------------
                          Thad R. Bowers
                          President and Chief Executive Officer
                          (Principal Executive and Financial
                          Officer)



Date: ______, 1997        By /s/ Albert Joseph Vance, II
                          -----------------------------
                          Albert Joseph Vance, II
                          Assistant Treasurer
                          (Principal Accounting Officer)