Form 10QSB/A
period 1997-06-30
TWIN CITY BANCORP INC
filed 1997-08-13
CIK 930373

                           FORM 10-QSB/A

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




Date: August 12, 1997  By /s/ Thad R. Bowers
                          -----------------------------
                          Thad R. Bowers
                          President and Chief Executive Officer
                          (Principal Executive and Financial
                          Officer)



Date: August 12,  1997 By /s/ Albert Joseph Vance, II
                          -----------------------------
                          Albert Joseph Vance, II
                          Assistant Treasurer
                          (Principal Accounting Officer)