Form 10QSB
period 1997-09-30
TWIN CITY BANCORP INC
filed 1997-11-13
CIK 930373

                             FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549



           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1997
          -------------------------------------------------


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such require ments for the past ninety days: Yes __x__ No ___

As of September 30, 1997, there are 1,272,447 shares of the registrant's Common Stock, par value $1.00 per share, issued and outstanding.

Transitional small business disclosure format (check one):
Yes _____  No __x__

             TWIN CITY BANCORP, INC. AND SUBSIDIARIES
             ----------------------------------------
                        Bristol, Tennessee
                        ------------------

                              INDEX
                              -----

PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements

        Consolidated Balance Sheets - (Unaudited) as of December
        31, 1996 and September 30, 1997

        Consolidated Statements of Income - (Unaudited) for the nine month and three month periods ended September 30, 1996 and 1997

        Consolidated Statements of Cash Flows- (Unaudited) for the nine month periods ended September 30, 1996 and 1997

        Notes to (Unaudited) Consolidated Financial Statements

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations

                         TWIN CITY BANCORP, INC.
                             AND SUBSIDIARIES
                       Consolidated Balance Sheets
                               (unaudited)
                              (in thousands)

                                               December 31,     September 30,
                                                  1996            1997
                                               ------------     ---------
Cash and due from banks                          $   920        $ 1,429
Interest-earning deposits                          2,003          2,880
Federal funds                                          -            350
Investment securities (amortized cost -
   $8,351 and $8,492)                              8,354          8,514
Loans receivable, net                             78,177         75,414
Loans held for sale                                   30            380
Mortgage-backed securities (amortized cost -
   $11,716 and $13,182)                           11,649         13,265
Premises and equipment, net                        1,767          2,517
Real estate, net                                     233             90
Federal Home Loan Bank stock                         671            707
Interest receivable                                  378            406
Other                                                859            980
                                                --------       --------
         Total Assets                           $105,041       $106,932
                                                ========       ========

                       (continued on next page)

                  TWIN CITY BANCORP, INC.
                    AND SUBSIDIARIES
                Consolidated Balance Sheets
                       (unaudited)
                    (in thousands)

                                               December 31,     September 30,
                                                   1996             1997
                                              ------------     -------------
Liabilities and Stockholders' Equity
------------------------------------
Deposits                                        $85,689         $89,624
Federal Home Loan Bank advances                   5,100           1,000
Advance payments by borrowers for taxes
  and insurance                                     282           1,344
Accrued expenses and other liabilities              313             405
Income taxes payable:
  Current                                             -             256
  Deferred                                          272             462
                                               --------        --------
         Total Liabilities                       91,656          93,091
                                               --------        --------

Stockholders' Equity
Common stock ($1 par value, 8,000,000
   shares authorized; 853,484 shares issued
   and outstanding at December 31, 1996 and
   1,272,447 shares issued and outstanding
   at September 30, 1997)                           854           1,273
Paid-in capital                                   7,134           7,137
Retained earnings, substantially restricted       6,283           6,225
Unearned compensation:
   Employee stock ownership plan                   (575)           (521)
   Management recognition plan                     (271)           (338)
Net unrealized gains (losses) on securities
  available-for-sale, net of income taxes           (40)             65

                                               --------        --------
         Total Stockholders' Equity              13,385          13,841
                                               --------        --------
         Total Liabilities and Stockholders'
           Equity                              $105,041        $106,932
                                               ========        ========

     The accompanying notes are an integral part of these consolidated financial statements.

                    TWIN CITY BANCORP, INC.
                      AND SUBSIDIARIES
               Consolidated Statements of Income
                      (unaudited)
                     (in thousands)

                                    Nine Months Ended     Three Months Ended
                                       September 30,        September 30,
                                    -----------------    ------------------
                                    1996         1997    1996          1997
                                    ----         ----    ----          ----
Interest income:
  Loans                             $4,920     $5,020   $1,679        $1,715
  Mortgage-backed securities           583        667      181           225
  Investment securities                432        374      148           131
  Interest-bearing deposits            102         93       26            36
                                    ------     ------   ------        ------
     Total interest income           6,037      6,154    2,034         2,107
                                    ------     ------   ------        ------
Interest expense:
  Deposits                           2,862      3,066      972         1,059
  Federal Home Loan Bank advances      161         90       68            19
                                    ------     ------   ------        ------
    Total interest expense           3,023      3,156    1,040         1,078
                                    ------     ------   ------        ------

    Net interest income              3,014      2,998      994         1,029
Provision for loan losses              107        108       57            44
                                    ------     ------   ------        ------
    Net interest income after
    provision for loan losses        2,907      2,890      937           985
                                    ------     ------   ------        ------
Non-interest income:
  Loan fees and service charges        234        240       86            76
  Insurance commission and fees         67         45       26            17
  Gain on sale of securities             -         11        -            13
  Gain on sale of loans                116        173       37            62
  Income from rental of real estate     98         37       33             2
  Other                                 30         23        7             7
                                    ------     ------   ------        ------
    Total non-interest income          545        529      189           177
                                    ------     ------   ------        ------

Non-interest expense:
  Compensation and employee
    benefits                         1,065      1,265      336           425
  Net occupancy expense                172        195       57            67
  Deposit insurance premiums           678         42      583            14
  Data processing                      148        165       48            57
  Provision for real estate losses      45         10       15             -
  Other                                468        416      166           121
                                    ------     ------   ------        ------
    Total non-interest expense       2,576      2,093    1,205           684
                                    ------     ------   ------        ------
    Income before income taxes         876      1,326      (79)          478
Income tax expense (benefit)           331        524      (31)          188
                                    ------     ------   ------        ------
   Net income (loss)                $  545     $  802   $  (48)       $  290
                                    ======     ======   ======        ======
Dividends paid per share            $ 0.41     $ 0.32   $ 0.11        $ 0.11
                                    ======     ======   ======        ======

     The accompanying notes are an integral part of these consolidated financial statements.

                  TWIN CITY BANCORP, INC.
                    AND SUBSIDIARIES
          Consolidated Statements of Cash Flows
                     (unaudited)
                    (in thousands)

                                                      Nine Months Ended
                                                         September 30,
                                                      ------------------
                                                      1996          1997
                                                      ----          ----
Net cash provided (used) by
   operating activities                              $   992       $   871
                                                     -------       -------
Cash flows from investing activities:
  Purchase of investment securities
    classified as available-for-sale                  (2,977)       (3,993)
  Maturities of investment securities                  2,500         2,855
  Proceeds from sale of investment securities              -         1,008
  Purchase of certificates of deposit                    (98)            -
  Maturities of certificates of deposit                  196             -
  Principal payments on mortgage-backed
    securities                                         1,983         1,874
  Purchase of mortgage-backed securities
    classified as available-for-sale                  (1,526)       (1,751)
  Proceeds from sale of mortgage-backed securities         -         1,098
  Increase in cash surrender value of
    life insurance                                        (1)           (4)
  Proceeds from sale of real estate                        -           461
  Net decrease (increase) in loans originated         (5,064)        4,388
  Purchase of loans                                   (1,531)       (4,614)
  Purchase of premises and equipment                    (113)         (868)
                                                     -------       -------
Net cash provided (used) by
  investing activities                                (6,631)          454
                                                     -------       -------

Cash flows from financing activities:
 Increase (decrease) in deposits                       2,498         3,935
 Increase in advance payments by borrowers
   for taxes and insurance                             1,010         1,062
 Proceeds from FHLB advances                           5,600        14,300
 Repayment of FHLB advances                           (4,400)      (18,400)
 Dividends paid                                         (516)         (382)
 Acquisition of treasury stock                          (624)         (104)
                                                     -------       -------
Net cash provided (used) by
  financing activities                                 3,568           411
                                                     -------       -------
Net increase (decrease) in cash                       (2,071)        1,736

Cash at beginning of year                              4,909         2,923
                                                     -------       -------

Cash at end of the quarter                           $ 2,838       $ 4,659
                                                     =======       =======

               (continued on next page)

                  TWIN CITY BANCORP, INC.
                    AND SUBSIDIARIES
          Consolidated Statements of Cash Flows
                     (unaudited)
                    (in thousands)

                                                      Nine Months Ended
                                                         September 30,
                                                      ------------------
                                                      1996          1997
                                                      ----          ----
Supplemental disclosures:

Noncash investing and financing activities:
  Loans sold in exchange for mortgage-backed
    securities                                       $   589       $ 2,704
                                                     =======       =======
  Unrealized gain (loss) on securities
    available-for-sale                               $  (144)      $   105
                                                     =======       =======
Cash paid during the period for:
  Interest                                           $ 2,995       $ 3,173
                                                     =======       =======
  Income taxes (net of refunds)                      $   415       $   159
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

Note 2.- Cash Flow Information
         ---------------------

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

Note 4.- Stock Option Plan
         -----------------

In 1995, the Company adopted a stock option plan for the benefit of directors, officers, and other key employees of the Company. The number of shares of common stock authorized under the stock option and incentive plan was 134,760, as adjusted for the three-for-two stock split. The plan provides for incentive options for officers and employees and non-incentive options for directors. The plan is administered by a committee of at least three directors of the Company. The option exercise price cannot be less than the fair value of the underlying common stock as of the date of the option grant, and the maximum option term cannot exceed ten years. As of September 30, 1997, 33,690 non-incentive stock options have been granted to directors and become exercisable on a cumulative basis in equal installments over a five year period. The incentive stock options awarded to officers and other key employees totalled 97,482 at September 30, 1997 with 94,332 becoming exercisable on a cumulative basis in equal installments over a five year period, and 3,150 exercisable upon the date of option grant. As of September 30, 1997, 131,172 options have been granted, of which none have been exercised. Options totaling 128,022 were granted with an exercise price of $9.34 per share, 2,250 were granted with an exercise price of $11.25 per share and the remaining 900 at $11.67 per share. As of September 30, 1997, 54,359 options are exercisable.

                  TWIN CITY BANCORP, INC.
                     AND SUBSIDIARIES

   NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

Note 5.- Management Recognition Plan
         ---------------------------

In 1995, the Company established a management recognition plan ("MRP") under which 53,904 shares of common stock, as adjusted for the three-for-two stock split, were awarded to participants. The plan share awards were granted to certain employees and officers of the Company who began vesting on May 24, 1996 and be fully vested on May 24, 2000. Compensation expenses, in the amount of the fair value of the common stock at the date plan shares are purchased, will be recognized during the periods the participants become vested. As of September 30, 1997, 53,904 shares of common stock had been purchased to fund the MRP. The unamortized balance of unearned compensation is reflected as a reduction of stockholders' equity. For the nine months and quarter ended September 30, 1997, $92,000 and $31,000 have been recognized as compensation expense, respectively.

Note 6.- Stockholders' Equity
         --------------------

On August 11, 1997, the board of directors approved a three-for-two common stock split which was paid on or about
September 8, 1997 to shareholders of record as of August 25, 1997. All references to number of shares and per share amounts in the financial statements reflect the stock split.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
----------------------------------------------------------

     The Company's total consolidated assets increased $1.9 million, or 1.8% to $106.9 million at September 30, 1997 from $105.0 million at December 31, 1996. Interest-earning deposits and federal funds increased $1.2 million as the Company has experienced an increase in net cash flows. Net loans receivable decreased $2.7 million or 3.5% from $78.2 million at December 31, 1996 to $75.4 million at September 30, 1997. The Company originated 189 mortgage loans during the nine months ended September 30, 1997 as compared to 245 originations during the nine months ended September 30, 1996. The decrease in 1997 over 1996 was due to a general increase in the prevailing market rates for the Company's mortgage products in the first quarter of 1997. The Company has sold the majority of its fixed-rate originations during the nine months ended September 30, 1997 to the Federal Home Loan Mortgage Corporation (FHLMC), servicing retained and without recourse. Total real estate loans amounted to $49.8 million at September 30, 1997 as compared to $53.6 million at December 31, 1996. Consumer/commercial loans increased 3.4%, from $26.1 million at December 31, 1996 to $27.0 million at September 30, 1997. The Company's portfolio of investment securities increased $160,000 or 1.9% from $8.4 million at December 31, 1996 to $8.5 million at September 30, 1997. The Company's portfolio of mortgage-backed securities increased $1.6 million or 13.9% from $11.6 million at December 31, 1996 to $13.3 million at September 30, 1997. The Company's investment in premises and equipment, net of accumulated depreciation increased $750,000 or 42.4% from $1.8 million at December 31, 1996 to $2.5 million at September 30, 1997. During the nine months ended September 30, 1997, the Company completed extensive improvements to its Volunteer Parkway branch in Bristol, Tennessee. The interior of the branch has being upgraded along with an expansion of the under-roof-area. Improvements to traffic circulation and an increase in the number of drive-through lanes, and the installation of an automatic teller machine have also been completed. Management believes that these renovations will result in improved customer service and convenience and will not have an adverse material effect to the Company's financial condition or results of operations. Real estate, net decreased $143,000 from $233,000 at December 31, 1996 to $90,000 at September 30, 1997. The decrease was primarily attributable to the sale of the Company's commercial office building in Knoxville, Tennessee for a gross sales price of $250,000 and accordingly, the Company recognized a gain on the sale of the building of approximately $17,000.

     Deposits increased $3.9 million or 4.6% from $85.7 million at December 31, 1996 to $89.6 million at September 30, 1997. During the nine months ended September 30, 1997, the Company secured governmental deposits of approximately $4.4 million. Federal Home Loan Bank advances decreased $4.1 million at September 30, 1997 from December 31, 1996.

     Total stockholders' equity has increased $456,000, or 3.4% from $13.4 million at December 31, 1996 to $13.8 million at September 30, 1997. The Company posted net income of $802,000 for the nine months ended September 30, 1997 while paying dividends totaling $0.32 per share of common stock outstanding, or $382,000. During the nine months ended September 30, 1997, management pursued further funding for the Company's Management Recognition Plan (MRP) by purchasing 10,092 shares of common stock at a total purchase price of $159,000, while recognizing an expense of $92,000 resulting in a net increase of $67,000 in unearned compensation for the MRP. The Company, in accordance with SFAS No. 115, has classified its entire portfolio of investment and mortgage-backed securities as available-for-sale. Net unrealized gains and losses on securities available-for-sale are reported as a component of stockholders' equity. At September 30, 1997, the Company reported net unrealized gains on securities available-for-sale, net of income taxes, of $65,000 as compared to net unrealized losses on securities available-for-sale, net of income taxes, of $40,000 at December 31, 1996. On August 11, 1997, the Company's board of directors approved a three-for-two stock split. Accordingly, on or about September 8, 1997, 426,713 shares of common stock were issued to stockholders of record as of August 25, 1997 and $427,000 was reclassified from retained earnings to common stock. In addition, the Company has in place a program to possibly repurchase up to 64,011, or approximately 5%, of its outstanding shares. As of September 30, 1997, the Company had repurchased 7,750 shares at an average price of $13.41 per share.

     Net interest income for the nine months ended September 30, 1997 decreased $16,000 from the nine months ended September 30, 1996, and for the three months ended September 30, 1997 increased $35,000 as compared to the three months ended September 30, 1996. The decrease was primarily attributable to a decrease in the interest rate spread which decreased from 3.55% for the nine months ended September 30, 1996 to 3.49% for the nine months ended September 30, 1997. The increase was attritutable to an increase in the interest rate spread which increased from 3.43% for the three months ended September 30, 1996 to 3.57% for the three months ended September 30, 1997. The net interest margin decreased from 4.07% for the nine months ended September 30, 1996 to 3.97% for the nine months ended September 30, 1997 and increased from 3.92% for the three months ended September 30, 1996 to 4.06% for the three months ended September 30, 1997.
The average yield on interest-earning assets decreased from 8.15% for the nine months ended September 30, 1996 to 8.14% for the nine months ended September 30, 1997 and increased 29 basis points from 8.03% for the three months ended September 30, 1996 to 8.32% for the three months ended September 30, 1997. The average cost on interest-bearing liabilities increased from 4.60% for the nine months ended September 30, 1996 to 4.65% for the nine months ended September 30, 1997 and increased from 4.60% for the three months ended September 30, 1996 to 4.75% for the three months ended September 30, 1997. The average balance of interest-earning assets was $98.8 million for the nine months ended September 30, 1996 as compared to $100.7 million for the nine months ended September 30, 1997. The average balance of interest-bearing liabilities was $87.6 million for the nine months ended September 30, 1996 as compared to $90.4 million for the nine months ended September 30, 1997 and was $90.4 million for the three months ended September 30, 1996 as compared to $93.4 million for the three months ended September 30, 1997.

     The provisions for loan losses amounted to $107,000, $108,000, $57,000 and $44,000 for the nine months and three months ended September 30, 1996 and 1997, respectively. At September 30, 1997, management reviewed the allowance for loan losses in relation to the Company's performance with past collections and charge offs, management's experience with the loan portfolio, and observations of the general economic climate and loan loss expectations. From this review and analysis and based on management's experience and judgement in managing the loan portfolio, it was determined that the allowance for loan losses needed to be $149,000 and therefore a $44,000 provision was recorded for the quarter ended September 30, 1997. At September 30, 1997 the allowance represented 173% of total loans past due more than ninety days.

    Non-interest income decreased $16,000 from $545,000 for the nine months ended September 30, 1996 to $529,000 for the nine months ended September 30, 1997 and decreased $12,000 from $189,000 for the three months ended September 30, 1996 to $177,000 for the three months ended September 30, 1997. For the nine months ended September 30, 1997 loan fees and service charges amounted to $240,000 as compared to $234,000 for the nine months ended September 30, 1996 and amounted to $76,000 for the three months ended September 30, 1997 as compared to $86,000 for the three months ended September 30, 1996. Gain on the sale of fixed-rate mortgage loans to the FHLMC recognized for the nine months ended September 30, 1996 was $116,000 as compared to $173,000 for the nine months ended September 30, 1997 and was $37,000 for the three months ended September 30, 1996 as compared to $62,000 for the three months and September 30, 1997. Insurance commission and fees was $45,000 for the nine months ended September 30, 1997 as compared to $67,000 for the nine months ended September 30, 1996 and was $17,000 for the three months ended September 30, 1997 as compared to $26,000 for the three months ended September 30, 1996. Income from rental of real estate amounted to $37,000 for the nine months ended September 30, 1997 as compared to $98,000 for the nine months ended September 30, 1996 and $2,000 for the three months ended September 30, 1997 as compared to $33,000 for the three months ended September 30, 1996.

     Non-interest expense for the nine months ended September 30, 1997 was 2.63% of average assets as compared to 3.32% for the nine months ended September 30, 1996. Non-interest expense decreased $483,000 from $2.6 million for the nine months ended September 30, 1996 to $2.1 million for the nine months ended September 30, 1997, and decreased $521,000 from $1.2 million for the three months ended September 30, 1996 to $684,000 for the three months ended September 30, 1997. Compensation and employee benefits increased $200,000 from $1.1 million for the nine months ended September 30, 1996 to $1.3 million for the nine months ended September 30, 1997 and increased $89,000 from $336,000 for the three months ended September 30, 1996 to $425,000 for the three months ended September 30, 1997. The increase for the three and nine month periods were a direct result of normal salary and wage increases and the recognition of additional compensation from the cost of the Company's MRP. Deposit insurance premiums decreased $636,000 from $678,000 for the nine months ended September 30, 1996 to $42,000 for the nine months ended September 30, 1997 and decreased $569,000 from $583,000 for the three months ended September 30, 1996 to $14,000 for the three months ended September 30, 1997. Data processing increased $17,000 from $148,000 for the nine months ended September 30, 1996 to $165,000 for the nine months ended September 30,1997. Other expense decreased $52,000 from $468,000 for the nine months ended September 30, 1996 to $416,000 for the nine months ended September 30, 1997 and decreased $45,000 from $166,000 for the three months ended September 30, 1996 to $121,000 for the three months ended September 30, 1997 as management has attempted to control its miscellaneous costs of doing business in recent years.

                     PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

From time to time, the Company and any subsidiary may be a party to various legal proceedings incident to its or their business. At September 30, 1997, there were no legal proceedings to which the Company or any subsidiary was a party, or to which of any of their property was subject, which were expected by management to result in a material loss.

Item 2. Changes in Securities
        ---------------------
None

Item 3. Defaults Upon Senior Securities
        -------------------------------
None

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------
None

Item 5. Other Information
        -----------------
None


         (continued on next page.)

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




Date: November 13, 1997  By /s/ Thad R. Bowers
                           -----------------------------
                           Thad R. Bowers
                           President and Chief Executive Officer
                           (Principal Executive and Financial
                           Officer)



Date: November 13, 1997  By /s/ Albert Joseph Vance, II
                           -----------------------------
                           Albert Joseph Vance, II
                           Assistant Treasurer
                           (Principal Accounting Officer)