Form 10KSB40
period 1997-12-31
TWIN CITY BANCORP INC
filed 1998-03-31
CIK 930373

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1997

                        Commission File Number: 0-25290


                            TWIN CITY BANCORP, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


           Tennessee                                     62-1582947
-------------------------------                      ------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)


310 State at Edgemont, Bristol, Tennessee                   37620
-----------------------------------------                 ----------
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

Yes       No  X
    ---      ---
The registrant's revenues for its most recent fiscal year were $9,003,000.

The aggregate market value of the registrant's outstanding common stock held by non-affiliates of the registrant at March 6, 1998 was approximately $13,256,976 (based on 898,778 shares at the most recent trading price of which management was aware ($14.75 on March 6, 1998)) (the registrant's employee stock ownership plan, management recognition plan and directors and executive officers have not been deemed to be non-affiliates).

The total number of outstanding shares of the registrant's common stock at March 6, 1998 was 1,261,027.

Transitional small business disclosure format: No.


                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's 1997 Annual Report to Stockholders (the "Annual Report"). (Part II)

     Portions of the Proxy Statement for the registrant's 1998 Annual Meeting of Stockholders (the "Proxy Statement"). (Part III)

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

PROPOSED LEGISLATIVE CHANGES

     Legislation recently introduced in Congress could have a profound impact on the operations of the Bank. Such legislation includes proposals to eliminate regulatory distinctions between banks and savings associations under federal law and would ease the merger of the Savings Association Insurance Fund ("SAIF") and the Bank Insurance Fund ("BIF"), the two deposit insurance funds. In its current form, the legislation would require all federally chartered savings associations to convert to national banks or to state depository institutions effective on a to-be-specified date. Several House Committees have developed differing versions of the legislation, but no version has been approved by either house of Congress. The legislation is subject to revision by Congress.

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

                                              At December 31,
                                     -------------------------------------
                                           1996               1997
                                     -----------------  ------------------
                                      Amount        %    Amount          %
                                     --------  -------  --------  --------
                                                (Dollars in thousands)
Type of Loan:
-------------
Real estate loans --
  Construction loans...............  $ 3,360     4.22%  $ 3,790      4.78%
  One- to four-family residential..   45,859    57.54    42,552     53.63
  Multi-family residential.........      247     0.31       881      1.11
  Non-residential..................    4,118     5.17     4,971      6.26
                                     -------   ------   -------    ------
      Total real estate loans......   53,584    67.24    52,194     65.78
                                     -------   ------   -------    ------

Consumer loans --
  Automobiles......................    6,652     8.35     4,659      5.87
  Savings accounts.................      260     0.33       259      0.33
  Home equity......................   17,207    21.59    19,730     24.86
  Other............................    1,984     2.49     2,505      3.16
                                     -------   ------   -------    ------
      Total consumer loans.........   26,103    32.76    27,153     34.22
                                     -------   ------   -------    ------
      Total loans (1)..............   79,687   100.00%   79,347    100.00%
                                               ======              ======

Less:
  Loans in process.................    1,417              1,812
  Discounts and other..............     (264)              (270)
  Loan loss reserve................      327                125
                                     -------            -------
      Total........................  $78,207            $77,680
                                     =======            =======

--------------------

(1) Does not include $54.5 million and $59.4 million of loans the Bank previously sold to the FHLMC and others and serviced at December 31, 1996 and 1997, respectively.


     The following table sets forth information at December 31, 1997 regarding the dollar amount of loans maturing in the Bank's portfolio, including scheduled
repayments of principal based on contractual terms to maturity.   Demand loans,
loans having no schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.

                 Due within 1  Due 1 through  Due after 4
                  year after   4 years after  years after
                 December 31,  December 31,   December 31,
                     1997          1997           1997
                 ------------  -------------  ------------
Real Estate:
 Permanent.....       $30,721        $12,190        $5,493
 Construction..         3,790             --            --
Installment....         5,780         11,179         3,179
Other..........         2,968          3,708           339
                      -------        -------        ------
                      $43,259        $27,077        $ 9,011
                      =======        =======        =======

     The following table sets forth the dollar amount of all loans at December 31, 1998 due on or after December 31, 1997 which have predetermined interest rates and have floating or adjustable interest rates.

                Predetermined    Floating or
                    Rate       Adjustable Rates
                -------------  ----------------

Real Estate:
 Permanent....        $ 7,256   $  10,427
 Installment..         14,358          --
 Other........          4,047          --
                      -------  ----------
                      $25,661   $  10,427
                      =======  ==========

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

     For additional information, see "Management's Discussion and Analysis or Plan of Operation -- Asset/Liability Management" at Item 6 and Note 4 of the Notes to Consolidated Financial Statements at Item 7 hereof.

     Originations, Purchases and Sales of Loans. The following table sets forth information with respect to the Bank's originations, purchases and sales of loans during the periods indicated.

                                Year Ended December 31,
                                -----------------------
                                   1996         1997
                                -----------  ----------
                                 (Dollars in thousands)
Loans originated:
  Real estate loans:
    Construction loans........      $ 4,164     $ 4,246
    One- to four-family.......       17,976      14,494
  Consumer loans..............       20,683      20,720
  Commercial loans............          426       2,446
                                    -------     -------
      Total loans originated..      $43,249     $41,906
                                    =======     =======

Real estate loans purchased...      $ 1,532     $ 5,826
                                    =======     =======

Loans sold:
  Whole loans.................      $10,831     $13,049
  Participation loans.........           --          --
                                    -------     -------

      Total loans sold........      $10,831     $13,049
                                    =======     =======


     Management attributes the increases in loan originations and sales in fiscal 1996 to increased efforts by loan officers and originators to market the Company's mortgage products and a general decrease in the prevailing interest rates for the Company's mortgage products (substantially all loan sales during the periods indicated were fixed rate loan originations sold to the FHLMC, servicing retained and without recourse), as well as an increase in consumer interest in automobile and home equity loans. Management attributes the decrease in loan originations in 1997 to a general increase in the prevailing interest rates in the first two quarters of the year while the last two quarters saw a general decrease in the prevailing interest rates the Company could offer.

In periods of insufficient local loan demand the Bank has purchased (and may in the future purchase) participations and whole loans on a selective basis in market areas and from lenders with which management has developed correspondent relationships and extensive experience and a history of success. These purchased loans typically have adjustable rates and are secured by primary and, to a lesser extent, secondary residences (but not predominantly rental properties) located in selected developments within the resort area of Hilton Head Island, SC or in economically diverse metropolitan areas, such as the Nashville, TN, Raleigh, NC, Atlanta, GA and Washington, DC areas. Management underwrites the Bank's purchased loans under substantially the same guidelines as the Bank's originated loans, including viewing and photographing the exterior of each property, prior to purchase. At December 31, 1997, $7.1 million, or 8.9%, of the Bank's total loans were secured by first mortgages on single family residences located outside of the Bank's primary lending area. The Bank's resulting experience with purchased loans has been favorable, and at that date none of these loans was delinquent or adversely classified or designated by management.

     One- to Four-Family Residential Lending. Historically, the Bank's principal lending activity has been the origination of loans secured by first mortgages on existing one- to four-family residences in the Bank's market area. The Bank also originates significant amounts of loans for the construction of such residences. The purchase price or appraised value of most of such residences generally has been between $75,000 and $175,000, with the Bank's loan amounts averaging approximately $70,000. At December 31, 1997, $42.6 million, or 53.6%, of the Bank's total loans were secured by one- to four-family residences, over 83% of which were existing, owner-occupied, single-family residences in the Bank's market area. At December 31, 1997, $39.4 million, or 92.5%, of the Bank's one- to four-family residential loans had adjustable interest rates, and $3.2 million, or 7.5%, had fixed rates. During the year ended December 31, 1997, the Bank originated $5.6 million of adjustable rate loans, which was approximately 38.6% of total mortgage loan originations for that period, and at that date the Bank had $455,000 of loan commitments, of which $262,000 was for an adjustable rate loans.

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

     The Bank offers single family residential construction loans to qualified borrowers for construction of one-to four-family residences in the Bank's market area. At December 31, 1997, one- to four-family residential construction loans, constituted $3.8 million, or 4.8%, of the Bank's total loans. Typically, the Bank limits its construction lending to construction-permanent loans to individuals building their primary residences and, to a lesser extent, interim construction loans to selected local builders to build single-family dwellings. These loans may have fixed or adjustable interest rates and are underwritten in accordance with the same standards as the Bank's mortgages on existing properties, except the loans generally provide for disbursement in stages during a construction period of up to 12 months, during which period the borrower is required to make monthly payments of accrued interest on the outstanding loan balance. Construction loans generally have a maximum loan-to-value ratio of 80%. Borrowers must satisfy all credit requirements which would apply to the Bank's permanent mortgage loan financing for the subject property. While the Bank's construction-permanent construction loans convert to permanent loans following construction, the Bank's interim construction loans generally require repayment in full upon the completion of construction.

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

     Consumer Lending. The Bank's consumer loans consist of home equity loans secured by second mortgages on single-family residences in the Bank's market area, automobiles, demand loans secured by savings accounts at the Bank and other loans. These loans totaled approximately $19.7 million, $4.7 million, $259,000 and $2.5 million, respectively, at December 31, 1997. At December 31, 1997, the Bank had 2,289 consumer loans, with a median loan balance of $11,900, none of which had a balance exceeding $298,000, and none of the Bank's ten largest consumer loans was adversely classified or designated by management. The Bank has increased its emphasis on consumer lending in recent years, and management plans to continue the Bank's expansion of these programs as part of the Bank's plan to provide a wide range of financial services to the Bank's customers while increasing the Bank's portfolio yields.

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

     Commercial Real Estate Lending. The Bank originates limited amounts of commercial real estate loans in order to benefit from the higher origination fees and interest rates, as well as shorter terms to maturity, than could be obtained from single-family mortgage loans. The Bank's commercial real estate loans are secured by churches, office and apartment buildings and other income-producing commercial properties. At December 31, 1997, the Bank had 55 of these loans totaling $5.0 million, with a median loan balance of approximately $90,400, none of which had a balance exceeding $538,000. None of these loans were classified by management as substandard, doubtful or loss or designated by management as special mention at that date. For information regarding the Bank's asset classification policies and nonperforming assets, see "Asset Classification, Allowances for Losses and Nonperforming Assets."

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

     Commercial Lending. The Bank offers commercial loans for various business purposes on a selected basis and in limited amounts in its market area. At December 31, 1997, the Bank's commercial loans totaled $2.8 million and primarily consisted of small business loans unsecured or secured by equipment or other collateral. At December 31, 1997, the Bank had 44 commercial loans, with a median loan balance of approximately $64,000, none of which had a balance exceeding $148,000. At that date, none of these loans were adversely classified or designated by management.

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

     Asset Classification, Allowances for Losses and Nonperforming Assets. Federal regulations require savings institutions to classify their assets on the basis of quality on a regular basis. An asset is classified as substandard if it is determined to be inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require an institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, an institution must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. Federal examiners may disagree with an institution's classifications. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS Regional Director. The Bank regularly reviews its assets to determine whether any assets require classification or re-classification. The Board of Directors reviews and approves all classifications. At December 31, 1997, the Bank had $125,000 of assets classified as loss, no assets classified as doubtful, $58,000 of assets classified as substandard and no assets designated as special mention. The Bank's total adversely classified assets represented less than 0.17% of the Bank's total assets and less than 1.48% of the Bank's tangible regulatory capital at December 31, 1997. At that date, substantially all of the Bank's adversely classified or designated assets were loans secured by automobiles in the Bank's market area, and none of such assets was in excess of $25,000.

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

     The Bank's methodology for establishing the allowance for losses takes into consideration probable losses that have been identified in connection with specific assets as well as losses that have not been identified but can be expected to occur. Management conducts regular reviews of the Bank's assets and evaluates the need to establish allowances on the basis of this review. Allowances are established by the Board of Directors on a regular basis based on an assessment of risk in the Bank's assets taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-off and loss experience, the state of the real estate market, regulatory reviews conducted in the regulatory examination process and economic conditions generally. Allowances are provided for individual assets, or portions of assets, when ultimate collection is considered improbable by management based on the current payment status of the assets and the fair value or net realizable value of the security. At the date of foreclosure or other repossession or at the date the Bank determines a property is an "in-substance foreclosed" property, the Bank transfers the property to real estate acquired in settlement of loans at the lower of cost or fair value. Fair value is defined as the amount in cash or cash-equivalent value of other consideration that a property would yield in a current sale between a willing buyer and a willing seller.
Fair value is measured by market transactions. If a market does not exist, fair value of the property is estimated based on selling prices of similar properties in active markets or, if there are no active markets for similar properties, by discounting a forecast of expected cash flows at a rate commensurate with the risk involved. Fair value generally is determined through an appraisal at the time of foreclosure. At December 31, 1997, the Bank held no properties acquired in settlement of loans for which market values were unavailable. Any amount of cost in excess of fair value is charged-off against the allowance for loan losses. The Bank records an allowance for estimated selling costs of the property immediately after foreclosure. Subsequent to acquisition, the property is periodically evaluated by management and an allowance is established if the estimated fair value of the property, less estimated costs to sell, declines. If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of real estate is recorded.

     The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                           Year Ended December 31,
                                          -------------------------
                                              1996         1997
                                          ------------  -----------
                                           (Dollars in thousands)

Balance at beginning of period..........        $ 181        $ 327
                                                -----        -----
Loans charged-off:
  Real estate -- mortgage:
    Residential.........................           --           --
    Commercial..........................           --           --
  Consumer..............................          295          385
                                                -----        -----
Total charge-offs.......................          295          385
                                                -----        -----

Recoveries:
  Residential real estate -- mortgages..           --           --
  Consumer..............................           19           18
                                                -----        -----
Total recoveries........................           19           18
                                                -----        -----
Net loans charged-off...................          276          367
                                                -----        -----
Provision for loan losses...............          422          165
                                                -----        -----

Balance at end of period................        $ 327        $ 125
                                                =====        =====

Ratio of net charge-offs to average
  loans outstanding during the period...         0.36%        0.48%
                                                =====        =====


     The following table allocates the allowance for loan losses by asset category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                            At December 31,
                                         ---------------------------------------------
                                                 1996                     1997
                                         --------------------  -----------------------
                                                    Percent                  Percent
                                                    of Loans                 of Loans
                                                  in Category              in Category
                                                    to Total                 to Total
                                         Amount     Loans(1)     Amount      Loans(1)
                                         ------  --------------  ------   --------------
                                                       (Dollars in thousands)
Real estate:
  Residential (2)......................   $  20        57.54%      $ 20        53.63%
  Construction.........................      40         4.22         20         4.78
  Commercial (3).......................      20         5.48         20         7.37
Consumer...............................     247        32.76         65        34.22
                                          -----       ------       ----       ------
      Total allowance for loan losses..   $ 327       100.00%      $125       100.00%
                                          =====       ======       ====       ======
----------------

(1) Before deductions for loans in process, net deferred loans, fees and allowance for loan losses.
(2)  Includes loans held for sale.
(3)  Includes multi-family residential and non-residential real estate loans.

     In addition to its allowance for loan losses, the Bank maintains an allowance for losses on real estate acquired in settlement of loans, including in-substance foreclosures. This allowance is established to cover losses on such properties. At December 31, 1997, the Bank had such an allowance, which resulted from the repossession of personal property in the Company's ordinary course of business.

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

                                               At December 31,
                                          ------------------------
                                              1996        1997
                                          -----------  -----------
                                           (Dollars in thousands)
Accruing loans which are contractually
  past due 90 days or more:
  Residential real estate...............  $  41             $  --
  Consumer..............................     84                13
                                          -----             -----
      Total.............................  $ 125             $  13
                                          =====             =====

Percentage of total loans, net..........   0.16%             0.02%
                                          =====             =====

Other nonperforming assets (1)..........  $ 325             $  90
                                          =====             =====

Percentage of all nonperforming
  assets to total assets................   0.43%             0.09%
                                          =====             =====
 -------------------------

(1) Other nonperforming assets represents property acquired by the Bank through foreclosure or repossession or accounted for as an in-substance foreclosure. This property is carried at its net realizable value.

     At December 31, 1997, management had identified no loans which were not reflected in the preceding table but as to which known information about possible credit problems of borrowers caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms.

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

     The following table sets forth information regarding the Bank's mortgage-backed securities at the dates indicated.

                              At December 31,
                         ------------------------
                             1996        1997
                         -----------  -----------
                          (Dollars in thousands)

           FHLMC.......    $10,462       $11,153
           FNMA........      1,187         4,095
                           -------       -------
                Total..    $11,649       $15,248
                           =======       =======

     The following table sets forth information regarding the scheduled maturities, amortized costs, market value and weighted average yields for the Bank's mortgage-backed securities at December 31, 1997. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

              One to Five Years      More Than Five Years    Total Investment Portfolio
              ------------------     --------------------    --------------------------
              Carrying  Average      Carrying    Average     Carrying   Market  Average
               Value     Yield        Value       Yield        Value     Value   Yield
              --------  --------     --------    --------    --------   ------   -------
                                                   (Dollars in thousands)

FHLMC.......      $865     6.58%      $10,288       7.03%    $11,153    $11,153    7.00%
FNMA........        --       --         4,095       7.27       4,095      4,095    7.27
              --------                -------                -------    -------
     Total..      $865     6.58       $14,383       7.10     $15,248    $15,248    7.07
              ========                =======                =======    =======


  For additional information, see the Notes to Consolidated Financial
Statements.

INVESTMENT ACTIVITIES

  The Bank is permitted under federal law to make certain investments, including investments in securities issued by various federal agencies and state and municipal governments, deposits at the FHLB of Cincinnati, certificates of deposits in federally insured institutions, certain bankers' acceptances and federal funds. The Bank may also invest, subject to certain limitations, in commercial paper having one of the two highest investment ratings of a nationally recognized credit rating agency, and certain other types of corporate debt securities and mutual funds. Federal regulations require the Bank to maintain an investment in FHLB of Cincinnati stock and a minimum amount of liquid assets which may be invested in cash and specified securities. From time to time, the OTS adjusts the percentage of liquid assets which savings institutions are required to maintain. For additional information, see "Regulation --Regulation of the Bank -- Liquidity Requirements."

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

  The following table sets forth information regarding the Company's investment securities and other investments at the dates indicated.

                                                At December 31,
                                           ------------------------
                                              1996         1997
                                           ---------    ----------
                                            (Dollars in thousands)

Investment securities:
  U.S. government and agency securities..  $ 8,350        $ 4,000
  Other..................................        4              4
                                           -------        -------
     Total investment securities.........    8,354          4,004
  Interest-earning deposits..............    2,003          5,317
  FHLB stock.............................      671            720
                                           -------        -------
     Total investments...................  $11,028        $10,041
                                           =======        =======

     The following table sets forth information regarding the scheduled maturities, market value and weighted average yields for the Bank's investment securities and certain other investments at December 31, 1997.


                                 One Year or Less          One to Five Years      More than Ten Years  Total Investment Portfolio
                             ------------------------- -------------------------  ------------------   --------------------------
                               Carrying      Average     Carrying       Average    Carrying  Average   Carrying  Market  Average
                                Value         Yield        Value         Yield      Value     Yield     Value    Value    Yield
                             ------------  -----------  -----------  ----------- --------  --------   --------  -------  --------
                                                                     (Dollars in thousands)
U.S. government and
  agency securities........        $2,497        5.55%       $1,503       5.83%  $      -       --%    $4,000  $4,000     5.65%
Other (1)..................            --          --            --         --          4       --          4       4       --
                             ------------               -----------              --------              ------  ------
     Total.................        $2,497        5.55        $1,503       5.83   $      4       --     $4,004  $4,004     5.65
                             ============               ===========              ========              ======  ======
-------------------------

(1) Consists of common stock issued by Tennessee Life Insurance Company, carried at cost (there is no market value). A dividend in the amount of $16,546 was paid in April 1997.

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

                                                       Year Ended December 31,
                                             --------------------------------------------
                                                      1996                  1997
                                             ---------------------  ---------------------
                                             Interest-              Interest-
                                              Bearing                Bearing
                                               Demand      Time       Demand      Time
                                              Deposits   Deposits    Deposits   Deposits
                                             ----------  ---------  ----------  ---------
                                                       (Dollars in thousands)
Average balance............................    $17,984    $58,266     $21,937    $59,676
Average rate...............................       2.90%      5.71%       3.97%      5.51%



     The following table sets forth the time deposits in the Bank classified by rates at the dates indicated.

                                               At December 31,
                                          ------------------------
                                               1996         1997
                                          -----------   ----------
                                           (Dollars in thousands)
              2 -  3.99%................      $   121      $    95
              4 -  5.99%................       49,870       44,667
              6 -  7.99%................        9,262       15,493
              8 -  9.99%................          212           58
             10 - 11.99%................           --           --
                                              -------      -------
                                              $59,465      $60,313
                                              =======      =======


     The following table sets forth the amount and maturities of time deposits in the Bank at December 31, 1997.

                                                Amount Due
                             -------------------------------------------------
                             Less Than                         After
Rate                         One Year   1-2 Years  2-3 Years  3 Years   Total
---------------------------  ---------  ---------  ---------  -------  -------
                                           (Dollars in thousands)
 2 -  3.99%................    $    95     $   --     $   --  $    --  $    95
 4 -  5.99%................     35,645      6,503      1,006    1,513   44,667
 6 -  7.99%................      7,834      1,793      4,278    1,588   15,493
 8 -  9.99%................         41         17         --       --       58
10 - 11.99%................         --         --         --       --       --
                               -------     ------     ------  -------  -------
                               $43,615     $8,313     $5,284  $ 3,101  $60,313
                               =======     ======     ======  =======  =======

     The following table indicates the amount of the certificates of deposit of $100,000 or more in the Bank by time remaining until maturity at December 31, 1997.

                                                 Certificates
                Maturity Period                   of Deposit
                ---------------                  -------------
                                                  (Dollars in
                                                  thousands)

                Three months or less...........       $ 2,755
                Over three through six months..         3,074
                Over six through 12 months.....         3,048
                Over 12 months.................         3,201
                                                      -------
                   Total.......................       $12,078
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

     Advances are made pursuant to several different programs, each of which has its own interest rate and range of maturities. Advances from the FHLB of Cincinnati are secured by the Bank's stock in the FHLB and a portion of the Bank's mortgage loan portfolio. At December 31, 1997, the Bank had a $1.0 million advance outstanding from the FHLB of Cincinnati, with a rate of 5.25% and a term of seven months.

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

     Federal Home Loan Bank System. The Bank is a member of the FHLB System, which consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Cincinnati, the Bank is required to acquire and hold shares of capital stock in the FHLB of Cincinnati in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Cincinnati, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB of Cincinnati stock at December 31, 1997 of $720,000. See the Notes to Consolidated Financial Statements.

     The FHLB of Cincinnati serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Cincinnati. Long-term advances may only be made for the purpose of providing funds for residential housing finance. At December 31, 1997, the Bank had $1.0 million in advances outstanding with the FHLB of Cincinnati. See "Deposit Activity and Other Sources of Funds -- Borrowings."

     Liquidity Requirements. The Bank is required to maintain average daily balances of liquid assets (cash, certain time deposits, time and savings deposits in certain institutions, bankers' acceptances, obligations of the United States and states and political subdivisions thereof, shares in mutual funds with certain restricted investment policies, highly rated corporate debt and commercial paper) equal to the monthly average of not less than a specified percentage (currently 4%) of its net withdrawable savings deposits plus short-term borrowings. The Bank is also required to maintain average daily balances of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet liquidity requirements. The average daily liquidity ratio of the Bank for the month of December 1997 was 19.5%.

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

     At December 31, 1997, approximately 94.61% of the Bank's assets were invested in Qualified Thrift Investments as currently defined, substantially in excess of the percentage required to qualify it as a Qualified Thrift Lender.

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

     OTS regulations further provide that core and tangible capital need not be reduced by the amount of core deposit intangibles resulting from branch purchase transactions consummated (or under firm contract) prior to March 4, 1994, to the extent permitted by OTS, provided that such core deposit intangibles are valued in accordance with generally accepted accounting principles, supported by credible assumptions, and have their amortization adjusted at least annually to reflect decay rates (past and present) in the acquired customer base. As of December 31, 1997, the Bank had no core deposit intangibles resulting from transactions.

     Adjusted total assets are a savings institution's total assets as determined under generally accepted accounting principles, adjusted for certain goodwill amounts, and increased by a pro rated portion of the assets of subsidiaries in which the institution holds a minority interest and which are not engaged in activities for which the capital rules require deduction of its debt and equity investments. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the portion of the institution's investments in subsidiaries that must be netted against capital under the capital rules and, for purposes of the core capital requirement, qualifying supervisory goodwill. At December 31, 1997, the Bank's adjusted total assets for purposes of the core and tangible capital requirements were $108.7 million.

     In determining compliance with the risk-based capital requirement, a savings institution is allowed to use both core capital and supplementary capital provided the amount of supplementary capital used does not exceed the institution's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the institution's general loss allowances. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and the savings institution's high loan-to-value ratio land loans, non-residential construction loans and equity investments other than those deducted from core and tangible capital. As of December 31, 1997, the Bank had no high ratio land or non-residential construction loans and no equity investments for which OTS regulations require a deduction from total capital.

     The risk-based capital requirement is measured against risk-weighted assets which equal the sum of each asset and the credit-equivalent amount of each off-balance sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, one- to four-family first mortgages not more than 90 days past due with original loan-to-value ratios under 80% are assigned a risk weight of 50%. Consumer and residential construction loans are assigned a risk weight of 100%. Mortgage-backed securities issued, or fully guaranteed as to principal and interest, by the FNMA or FHLMC are assigned a 20% risk weight. Cash and U.S. Government securities backed by the full faith and credit of the U.S. Government are given a 0% risk weight. As of December 31, 1997, the Bank's risk-weighted assets were approximately $60.4 million.

     At December 31, 1997, the Bank exceeded all regulatory minimum capital requirements. The table below presents certain information relating to the Bank's regulatory capital compliance at December 31, 1997.

                                                     Percent of
                                          Amount    Assets  (1)
                                         ---------  ------------
                                         (Dollars in thousands)

Tangible capital.......................    $12,325        11.33%
Tangible capital requirement...........      1,631         1.50
                                           -------        -----
  Excess...............................    $10,694         9.83%
                                           =======        =====

Tier 1/Core capital....................    $12,325        11.33%
Tier 1/Core capital requirement (2)....      3,262         3.00
                                           -------        -----
  Excess...............................    $ 9,063         8.33%
                                           =======        =====

Tier 1 Total capital...................    $12,325        11.33%
Tier 1 Risk-based capital requirement..      2,417         4.00
                                           -------        -----
  Excess...............................    $ 9,908         7.33%
                                           =======        =====

Total capital..........................    $12,450        20.61%
Risk-based capital requirement (3).....      4,833         8.00
                                           -------        -----
  Excess...............................    $ 7,617        12.61%
                                           =======        =====
-------------------------

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


     The following table reconciles the Company's stockholders' equity as reported in its consolidated statements of financial condition at December 31, 1997 with the Bank's tangible, core and risk-based regulatory capital (in thousands).

         Stockholders' equity, as reported in
           consolidated financial statements..................      $14,011

         Adjustments:
         Equity of Holding Company............................       (1,623)
           Unrealized gains on available-for-sale securities..          (63)
                                                                    -------
         Tangible capital.....................................      $12,325
         Adjustments..........................................           --
                                                                    -------
         Core capital.........................................      $12,325
         Adjustments:
           Nonwithdrawable deposits...........................           --
           General valuation allowance........................          125
                                                                    -------
         Total capital........................................      $12,450
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

     The OTS calculates the sensitivity of an institution's net portfolio value based on data submitted by the institution in a schedule to its quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the OTS. The amount of the interest rate risk component, if any, to be deducted from an institution's total capital will be based on the institution's Thrift Financial Report filed two quarters earlier. Institutions with less than $300 million in assets and a risk-based capital ratio above 12% are generally exempt from filing the interest rate risk schedule with their Thrift Financial Reports. However, the OTS will require any exempt institution that it determines may have a high level of interest rate risk exposure to file such schedule on a quarterly basis. Based on information provided by the OTS, management does not believe that the Bank would be deemed to have more than normal level of interest rate risk under the new rule as of December 31, 1997.

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

     For the past several semi-annual periods, savings institutions with SAIF-assessable deposits, like the Bank, have been required to pay higher deposit insurance premiums than institutions with deposits insured by the BIF. In order to recapitalize the SAIF and address the premium disparity, the Deposit Insurance Funds Act of 1996 authorized the FDIC to impose a one-time special assessment on institutions with SAIF-assessable deposits based on the amount determined by the FDIC to be necessary to increase the reserve levels of the SAIF to the designated reserve ratio of 1.25% of insured deposits. Institutions were assessed at the rate of 65.7 basis points based on the amount of their SAIF-assessable deposits as of March 31, 1995. As a result of the special assessment the Bank incurred a pre-tax expense of $534,000 during the quarter fiscal 1996.

     The FDIC has adopted a new assessment schedule for SAIF deposit insurance pursuant to which the assessment rate for well-capitalized institutions with the highest supervisory ratings is zero and institutions in the lowest risk assessment classification is assessed at the rate of 0.27% of insured deposits. Until December 31, 1999, however, SAIF-insured institutions, will be required to pay assessments to the FDIC at the rate of 6.5 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO") an agency of the federal government established to finance takeovers of insolvent thrifts. During this period, BIF members will be assessed for these obligations at the rate of 1.3 basis points. After December 31, 1999, both BIF and SAIF members will be assessed at the same rate for FICO payments.

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

     Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a savings institution must maintain average daily reserves equal to 3% on the first $47.8 million of net transaction accounts, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of December 31, 1997, the Bank met its reserve requirements.

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

     At December 31, 1997, the maximum amount that the Bank could have lent to any one borrower under the 15% limit was approximately $1,858,000. At such date, the largest aggregate amount of loans that the Bank had outstanding to any one borrower or group of affiliated borrowers was $902,000.

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

     The legislation provides for a suspension of this recapture if the institution meets the "residential loan requirement." This requirement is met if the principal amount of residential loans that the institution originates during its first taxable year after December 31, 1995, exceeds the average of the principal amounts of residential loans made by the institution during the six most recent taxable years beginning before January 1, 1996. If the requirement is met, the recapture is suspended until a taxable year beginning December 31, 1997, or until the residential loan requirement is not met in a subsequent year. The Bank expects to meet this requirement for the taxable year ended December 31, 1997.

     The Bank historically elected to use the percentage of taxable income method. Under the percentage of taxable income method, the bad debt reserve deduction for qualifying real property loans is computed as a percentage, which Congress has reduced from as much as 60% in prior years to 8% of taxable income, with certain adjustments, effective for taxable years beginning after 1986. The allowable deduction under the percentage of taxable income method (the "percentage bad debt deduction") for taxable years beginning before 1987 was scaled downward in the event that less than 82% of the total dollar amount of the assets of an association were within certain designated categories. When the percentage method bad debt deduction was lowered to 8%, the 82% qualifying assets requirement was lowered to 60%. For all taxable years, there is no deduction in the event that less than 60% of the total dollar amount of the assets of an association falls within such categories. Moreover, in such case, the Bank could be required to recapture, generally over a period of up to four years, their existing bad debt reserve. As of December 31, 1997, more than the required amount of the Bank's total assets fell within such category.

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

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

     The following table sets forth information regarding the executive officers of the Bank who do not serve on the Board of Directors.

                                           Age at
                                         December 31,
Name                                        1997       Title
----                                     ------------  -----
Brenda N. Baer                                64       Secretary/Treasurer, Human Resources and Employee Benefits
Judith O. Bowers                              48       Senior Vice President and Manager of the Volunteer Parkway
 Branch
Robert C. Glover                              40       Senior Vice President/Manager, Mortgage Loan Administration,
                                                       Mortgage Banking and Compliance Officer
Michael H. Phipps                             53       Senior Vice President Consumer/Commercial Loans
Joyce S. Rouse                                54       Senior Vice President - Operations
A. Joseph Vance, II                           31       Assistant Treasurer, Senior Accountant, and Senior Internal Auditor
John M. Wolford                               52       Senior Vice President - Mortgage Production

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

    ROBERT C. GLOVER joined the Bank in 1984 and has served as Vice President of the Bank since 1993. He became Senior Vice President in 1994. His various community involvements include service on the board of directors of Avoca Youth Baseball and is active as an Elder of Central Christian Church.

    MICHAEL H. PHIPPS joined the Bank in 1980 as Chief Appraiser and Mortgage Loan Officer. He became Vice President of Consumer Lending in 1985 and has served as Senior Vice President in the same capacity since 1994. He is a member of the Board of Directors of the Country Club of Bristol, a licensed Real Estate Appraiser, a past Director of the Bristol Credit Bureau, former President of Western Little League and an active member of Redeemer Lutheran Church.

    JOYCE S. ROUSE assumed the position of Senior Vice President - Operations in 1994. Prior to that time, Ms. Rouse served as Vice President - Operations since 1982. She joined the Bank in 1961. Ms. Rouse is active in Volunteer Baptist Church.

    A. JOSEPH VANCE, II joined the Bank in 1994 as an Assistant Treasurer and serves as the Senior Accountant and the Senior Internal Auditor. Prior to joining the Bank, he spent six years in the practice of public accountancy. He is a Certified Public Accountant, a member of the American Institute of Certified Public Accountants, a member of the board of directors and treasurer of Theatre Bristol, President-Elect of the Kiwanis Club of Bristol, and a member of the executive board of directors of the Sequoyah Council, Boy Scouts of America.

    JOHN M. WOLFORD assumed the position of Senior Vice President - Mortgage Production in 1994. Prior to that time, Mr. Wolford served as Vice President of the Bank since 1978. He joined the Bank in 1965. He is an executive committee member of the Bristol Family YMCA, a director of the Bristol Family YMCA Endowment Committee, member of the board of directors of Theatre Bristol and board member of the Bristol Junior Steer Show and Sale. Mr. Wolford also represents Twin City Federal as an affiliate member of the Bristol, Tennessee - Virginia Association of Realtors.

EMPLOYEES

    As of December 31, 1997, the Bank had 53 full-time and six part-time employees, none of whom was represented by a collective bargaining agreement.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

    The following table sets forth information regarding the Bank's offices at December 31, 1997. All offices are owned by the Bank and are in Bristol, Tennessee.

                                  Book Value at
                           Year   December 31,    Approximate
                          Opened      1997       Square Footage
                          ------  -------------  --------------

MAIN OFFICE:
310 State Street            1958     $1,114,840          13,600

BRANCH OFFICES:
844 Volunteer Parkway       1974        867,185           2,700
2708 West State Street      1978        299,260           1,900

     The book value of the Bank's investment in furnishings and equipment totaled $573,856 at December 31, 1997. BISYS, Inc., headquartered in Houston, Texas, performs data processing and record keeping for the Bank.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     From time to time, the Bank is a party to various legal proceedings incident to its business. At December 31, 1997, there were no legal proceedings to which the Company, the Bank or its subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997.

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


                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
----------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-------------------------------------------------

     Information concerning the directors and executive officers of the Company is incorporated herein by reference to the sections titled "Item 1. Business -- Executive Officers Who Are Not Directors" herein and "Proposal I -- Election of Directors" and "Voting Securities and Beneficial Ownership" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

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

   10.6/3/       Twin City Bancorp, Inc. 1995 Stock Option and Incentive Plan

   10.7/3/       Twin City Bancorp, Inc. Management Recognition Plan

   13            Portions of Annual Report

   21/4/         Subsidiaries

   23            Consent of Independent Auditor

   27            Financial Data Schedule
__________________
/ 1/  All or a portion incorporated by reference to the Company's Registration
     Statement on Form S-1 (File No. 33-84196).
/ 2/  All or a portion incorporated by reference to the Company's Quarterly
     Report on Form 10-QSB for the fiscal quarter ended September 30, 1995.
/ 3/  Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 1995.
/ 4/ Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.


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

                                    TWIN CITY BANCORP, INC.

Date:  March 30, 1998               By: /s/ Thad R. Bowers
                                       ----------------------------------
                                    Thad R. Bowers
                                    President and Chief Executive Officer
                                    (Duly Authorized Representative)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated below as of the date set forth above.


By: /s/ Thad R. Bowers
    ----------------------------------------------------------
      Thad R. Bowers
      President and Chief Executive Officer
      (Director and Principal Executive and Financial Officer)


By: /s/ Albert Joseph Vance, II
    ----------------------------------------------------------
      Albert Joseph Vance, II
      Assistant Treasurer
      (Principal Accounting Officer)


By: /s/ William C. Burriss, Jr.
    ----------------------------------------------------------
      William C. Burriss, Jr.
      Director


By: /s/ Sid Oakley
    ----------------------------------------------------------
      Sid Oakley
      Director


By: /s/ Louis H. Phetteplace
    ----------------------------------------------------------
      Louis H. Phetteplace
      Director


By: /s/ Paul R. Wohlford
    ----------------------------------------------------------
      Paul R. Wohlford
      Director