Form 10QSB
period 1998-03-31
TWIN CITY BANCORP INC
filed 1998-05-13
CIK 930373

                             FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549



           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1998
          ---------------------------------------------


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such require ments for the past ninety days: Yes __x__ No ___

As of May 11, 1998, there are 1,249,427 shares of the registrant's Common Stock, par value $1.00 per share, issued and outstanding.

Transitional small business disclosure format (check one):
Yes _____  No __x__

             TWIN CITY BANCORP, INC. AND SUBSIDIARIES
             ----------------------------------------
                        Bristol, Tennessee
                        ------------------

                              INDEX
                              -----

PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements

        Consolidated Balance Sheets - (Unaudited) as of December
        31, 1997 and March 31, 1998

        Consolidated Statements of Comprehensive Income -
        (Unaudited) for the three month periods ended March 31, 1997 and 1998

        Consolidated Statements of Cash Flows- (Unaudited) for the three month periods ended March 31, 1997 and 1998

        Notes to (Unaudited) Consolidated Financial Statements

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations

                         TWIN CITY BANCORP, INC.
                             AND SUBSIDIARIES
                       Consolidated Balance Sheets
                               (unaudited)
                              (in thousands)

                                               December 31,     March 31,
                                                  1997            1998
                                               ------------     ---------
Assets
------

Cash and due from banks                        $ 1,283          $ 2,308
Interest-earning deposits                        5,317            4,508
Investment securities (amortized cost -
   $4,000 and $3,003)                            4,004            3,010
Loans receivable, net                           77,171           77,726
Loans held for sale                                509              768
Mortgage-backed securities (amortized cost -
   $15,149 and $16,499)                         15,248           16,511
Premises and equipment, net                      3,049            3,319
Real estate, net                                    89               89
Federal Home Loan Bank stock                       720              733
Interest receivable                                288              286
Other                                            1,009            1,108
                                              --------         --------
         Total Assets                         $108,687         $110,366
                                              ========         ========

                       (continued on next page)

                  TWIN CITY BANCORP, INC.
                    AND SUBSIDIARIES
                Consolidated Balance Sheets
                       (unaudited)
                      (in thousands)

                                               December 31,     March 31,
                                                  1997            1998
                                               ------------     ---------
Liabilities and Stockholders' Equity
------------------------------------
Deposits                                        $ 92,320        $ 91,972
Federal Home Loan Bank advances                    1,000           2,500
Advance payments by borrowers for taxes
  and insurance                                      187             554
Accrued expenses and other liabilities               288             396
Income taxes payable:
  Current                                            256             280
  Deferred                                           625             593
                                                --------        --------
         Total Liabilities                        94,676          96,295
                                                --------        --------
Stockholders' Equity
  Common stock ($1 par value, 8,000,000
   shares authorized; 1,268,527 shares issued
   and outstanding at December 31, 1997 and
   1,260,127 shares issued and outstanding at
   March 31, 1998)                                 1,269           1,260
  Paid-in capital                                  7,133           7,105
  Retained earnings, substantially restricted      6,356           6,456
  Unearned compensation:
   Employee stock ownership plan                    (503)           (485)
   Management recognition plan                      (307)           (277)
  Accumulated other comprehensive income              63              12
                                                --------        --------
         Total Stockholders' Equity               14,011          14,071
                                                --------        --------
         Total Liabilities and Stockholders'
           Equity                               $108,687        $110,366
                                                ========        ========

     The accompanying notes are an integral part of these consolidated financial statements.

                    TWIN CITY BANCORP, INC.
                      AND SUBSIDIARIES
        Consolidated Statements of Comprehensive Income
                        (unaudited)
                       (in thousands)

                                                    Three Months Ended
                                                          March 31,
                                                   --------------------
                                                    1997          1998
                                                   ------        ------
Interest income:
  Loans                                            $1,634        $1,762
  Mortgage-backed securities                          206           271
  Investment securities                               116            55
  Interest-earning deposits                            22            63
                                                   ------        ------
       Total interest income                        1,978         2,151
                                                   ------        ------

Interest expense:
  Deposits                                            966         1,069
  Federal Home Loan Bank advances                      56            14
                                                   ------        ------
    Total interest expense                          1,022         1,083
                                                   ------        ------
    Net interest income                               956         1,068

Provision for loan losses                              22            45
                                                   ------        ------
    Net interest income after
     provision for loan losses                        934         1,023
                                                   ------        ------
Non-interest income:
  Loan fees and service charges                        83            62
  Insurance commission and fees                         9            17
  Gain on sale of securities                            -            13
  Gain on sale of loans                                80            77
  Income from rental of real estate                    32             2
  Other                                                12             9
                                                   ------        ------
   Total non-interest income                          216           180
                                                   ------        ------
Non-interest expense:
  Compensation and employee benefits                  415           452

  Net occupancy expense                                65            81
  Deposit insurance premiums                           14            14
  Data processing                                      56            63
  Provision for real estate losses                     10             -
  Other                                               176           124
                                                   ------        ------
    Total non-interest expense                        736           734
                                                   ------        ------

                     (continued on next page)

                    TWIN CITY BANCORP, INC.
                      AND SUBSIDIARIES
        Consolidated Statements of Comprehensive Income
                        (unaudited)
                       (in thousands)

                                                    Three Months Ended
                                                          March 31,
                                                   --------------------
                                                    1997          1998
                                                   ------        ------
Income before income taxes                           414           469
    Income tax expense                               163           185
                                                   -----         -----
   Net income                                        251           284
                                                   -----         -----

Other comprehensive income:
   Net unrealized gains (losses) on securities
   available for sale, net of tax benefit of
   $44 and tax benefit of $31, respectively          (72)          (51)
                                                   -----         -----
        Comprehensive income                       $ 179         $ 233
                                                   =====         =====

Dividends paid per share                           $0.11         $0.10
                                                   =====         =====

     The accompanying notes are an integral part of these consolidated financial statements.

                  TWIN CITY BANCORP, INC.
                    AND SUBSIDIARIES
          Consolidated Statements of Cash Flows
                     (unaudited)
                    (in thousands)

                                                    Three Months Ended
                                                          March 31,
                                                   --------------------
                                                    1997          1998
                                                   ------        ------
Net cash provided (used) by
 operating activities                               $   411      $   394
                                                    -------      -------
Cash flows from investing activities:
  Purchase of investment securities
   classified as available-for-sale                    (995)           -
  Maturities of investment securities                 1,025        1,000
  Proceeds from sale of mortgage-backed
   securities                                             -        1,788
  Principal payments on mortgage-backed
   securities                                           461          955
  Purchase of mortgage-backed securities
   classified as available-for-sale                       -       (4,091)
  Increase in cash surrender value of
   life insurance                                        (1)          (2)
  Net decrease (increase) in loans originated         1,267          589
  Purchase of loans                                  (1,601)      (1,372)
  Purchase of premises and equipment                    (95)        (321)
  Proceeds from sale of real estate                     317            -
                                                    -------      -------
 Net cash provided (used) by
  investing activities                                  378       (1,454)
                                                    -------      -------
 Cash flows from financing activities:
  Net increase (decrease) in deposits                  (207)        (348)
  Increase in advance payments by borrowers
   for taxes and insurance                              368          367
  Repayment of FHLB advances                         (9,700)           -
  Proceeds from FHLB advance                          8,600        1,500
  Dividends paid                                       (128)        (120)
  Acquisition of treasury stock                           -         (123)
                                                    -------      -------
 Net cash provided (used) by
    financing activities                             (1,067)       1,276
                                                    -------      -------
 Net increase (decrease) in cash                       (278)         216

 Cash at beginning of period                          2,923        6,600
                                                    -------      -------
 Cash at end of the period                          $ 2,645      $ 6,816
                                                    =======      =======

               (continued on next page)

                  TWIN CITY BANCORP, INC.
                    AND SUBSIDIARIES
          Consolidated Statements of Cash Flows
                     (unaudited)
                    (in thousands)

                                                    Three Months Ended
                                                          March 31,
                                                   --------------------
                                                    1997          1998
                                                   ------        ------
Supplemental disclosures:

Noncash investing and financing activities:
  Loans sold in exchange for mortgage-backed
    security                                         $ 1,501       $     -
                                                     =======       =======
  Unrealized loss on securities
    available-for-sale net of income taxes           $    72       $    51
                                                     =======       =======
  Capitalized mortgage servicing rights              $    85       $   125
                                                     =======       =======
Cash paid during the period for:
  Interest                                           $ 1,019       $ 1,055
  Income taxes                                       $     -       $   162
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

Note 4. -  New Accounting Standards
           ------------------------

The Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS 130) in 1998. All periods presented are in accordance with SFAS 130. SFAS 130 established standards for reporting and displaying comprehensive income and its components. Comprehensive income consists of net income and other changes in stockholders' equity from nonowner sources. These nonowner sources consist of unrealized gains and losses on certain investments in debt and equity securities.

                TWIN CITY BANCORP, INC.
                      AND SUBSIDIARIES

  NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

Note 5. -  Stock Option Plan
           -----------------

In 1995, the Company adopted a stock option plan for the benefit of directors, officers, and other key employees of the Company. The number of shares of common stock reserved for issuance under the stock option plan was equal to 10% of the total number of common shares issued pursuant to the Company's offering. The plan provides for incentive options for officers and employees and non-incentive options for directors. The plan is administered by a committee of at least three directors of the Company. The option exercise price cannot be less than the fair value of the underlying common stock as of the date of the option grant, and the maximum option term cannot exceed ten years. The number of shares of common stock authorized under the stock option and incentive plan was 134,760. As of March 31, 1998, 33,690 non-incentive stock options have been granted to directors and are exercisable on a cumulative basis in equal installments over a five year period. The incentive stock options awarded to officers and other key employees totalled 97,782 at March 31, 1998 with 94,332 exercisable on a cumulative basis in equal installments over a five year period, and 3,450 exercisable upon the date of option grant. As of March 31, 1998, 131,472 options have been granted, of which none have been exercised. Options totaling 128,022 were granted with an exercise price of $9.33 per share, 2,250 were granted with an exercise price of $11.25 per share, 900 were granted with an exercise price of $11.67 per share and the remaining 300 at $14 per share. As of March 31, 1998, 54,659 options are exercisable.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations
---------------------------------------------------------

     The Company's total consolidated assets increased $1.7 million, or 1.5% to $110.4 million at March 31, 1998 from $108.7 million at December 31, 1997. Cash and due from banks and interest-earning deposits increased $216,000 from $6.6 million at December 31, 1997 to $6.8 million at March 31, 1998. Net loans receivable increased $555,000 or 0.7% from $77.2 million at December 31, 1997 to $77.7 million at March 31, 1998. The Company originated 137 mortgage loans during the quarter ended March 31, 1998, as compared to 49 originations during the quarter ended March 31, 1997. The increase in originations in 1998 over 1997 was due to a general decrease in the prevailing market rates for the Company's mortgage products causing a number of customers to refinance existing mortgages. The Company has sold a majority of its fixed-rate originations during the first quarter of 1998 to the Federal Home Loan Mortgage Corporation, servicing retained without recourse. Total real estate loans amounted to $53.1 million at March 31, 1998 as compared to $52.2 million at December 31, 1997. Consumer/commercial lending increased by $185,000 or 0.7%, from $27.2 million at December 31, 1997 to $27.3 million at March 31, 1998. The Company's portfolio of investment securities decreased $994,000 from $4.0 million at December 31, 1997 to $3.0 million at March 31, 1998 as these maturities have been invested into mortgage-backed securities which currently bear a greater yield. Accordingly, the Company's portfolio of mortgage-backed securities increased $1.3 million or 8.3%, from $15.2 million at December 31, 1997 to $16.5 million at March 31, 1998.

    Deposits decreased $348,000, or 0.4% from $92.3 million at December 31, 1997 to $92.0 million at March 31, 1998. Federal
Home Loan Bank advances increased $1.5 million at March 31, 1998 from December 31, 1997.

    Total stockholders' equity has increased $60,000 or 0.4%, from $14.0 million at December 31, 1997 to $14.1 million at March 31, 1998. The Company posted comprehensive income of $233,000 for the quarter ended March 31, 1998 while paying a dividend of $0.10 per share of common stock, or $120,000. During the three months ended March 31, 1998, the Company recognized compensation earned in the amount of $70,000 from the Employee Stock Ownership Plan and the Management Recognition Plan. In addition, the Company has continued to repurchase some of its outstanding shares of common stock and as of March 31, 1998, had repurchased 8,400 shares at an average purchase price of $14.72 per share.

     Net interest income for the three months ended March 31, 1998 increased $112,000 over the three months ended March 31, 1997 from $956,000 to $1.1 million. The increase was primarily attributable to an increase in the interest rate spread which increased from 3.38% for the three months ended March 31, 1997 to 3.74% for the three months ended March 31, 1998. The net interest margin increased from 3.85% for the three months ended March 31, 1997 to 4.17% for the three months ended March 31, 1998. The average yield on interest-earning assets increased 43 basis points from 7.96% for the three months ended March 31, 1997 to 8.39% for the three months ended March 31, 1998, while the average cost on interest-bearing liabilities only increased 7 basis points from 4.58% for the three months ended March 31, 1997 to 4.65% for the three months ended March 31, 1998. The average balance of interest-earning assets increased $3.2 million from $99.4 million at March 31, 1997 to $102.6 million at March 31, 1998, while the average balance of interest-bearing liabilities increased $3.9 million from $89.3 million at March 31, 1997 to $93.2 million at March 31, 1998.

    The provisions for loan losses amounted to $22,000 and $45,000 for the three months ended March 31, 1997 and 1998, respectively. At March 31, 1998, management reviewed the allowance for loan losses in relation to the Company's performance with past collections and charge offs, management's experience with the loan portfolio, and observations of the general economic climate and loan loss expections. From this review and analysis and based on management's experience and judgement in managing the loan portfolio, it was determined that the allowance for loan losses needed to be $109,000 and therefore a $45,000 provision was recorded in the quarter ending March 31, 1998. At March 31, 1998, the allowance represented 454% of total loans past due more than ninety days.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations
---------------------------------------------------------

    Non-interest income decreased $36,000 from $216,000 for three months ended March 31, 1997 to $180,000 for the three months ended March 31, 1998. Loan fees and service charges decreased $21,000 from $83,000 for the three months ended March 31, 1997 to $62,000 for the three months ended March 31, 1998. Gains on the sale of fixed-rate mortgage loans to the FHLMC recognized in the three months ended March 31, 1998 was $77,000 as compared to $80,000 for the three months ended March 31, 1997. Insurance commission and fees increased $8,000 from $9,000 for the three months ended March 31, 1997 to $17,000 for the three months ended March 31, 1998. Income from rental of real estate amounted to $2,000 for the three months ended March 31, 1998 as compared to $32,000 for the three months ended March 31, 1997.

    Non-interest expense for the three months ended March 31, 1998 was 2.69% of average assets as compared to 2.82% for the three months ended March 31, 1997. Non-interest expense decreased $2,000 from $736,000 for the three months ended March 31, 1997 to $734,000 for the three months ended March 31, 1998. Compensation and employee benefits increased $37,000 or 8.9% from $415,000 for the three months ended March 31, 1997 to $452,000 for the three months ended March 31, 1998. Net occupancy expense increased $16,000 from $65,000 for the three months ended March 31, 1997 to $81,000 for the three months ended March 31, 1998. Other expenses decreased $52,000 from $176,000 for the three months ending March 31, 1997 to $124,000 for the three months ending March 31, 1998.

    Income tax expense amounted to $163,000 and $185,000 for the quarter ending March 31, 1997 and 1998, respectively. Income tax for the periods is affected by the amount of pre-tax income at the then effective tax rates.

    Other comprehensive income is composed of net unrealized gains and losses on securities classified as available-for-sale in accordance with SFAS No. 115. For the quarters ending March 31, 1997 and 1998, the Company reported net unrealized losses on securities, net of tax benefits, of $72,000 and $51,000, respectively.

                     PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

From time to time, the Company and any subsidiaries may be a party to various legal proceedings incident to its or their business. At March 31, 1998, there were no legal proceedings to which the Company or any subsidiary was a party, or to which of any of their property was subject, which were expected by management to result in a material loss.

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




Date: May 13, 1998       By /s/ Thad R. Bowers
                           -----------------------------
                           Thad R. Bowers
                           President and Chief Executive Officer
                           (Principal Executive and Financial
                           Officer)



Date: May 13, 1998       By /s/ Albert Joseph Vance, II
                           -----------------------------
                           Albert Joseph Vance, II
                           Assistant Treasurer
                           (Principal Accounting Officer)