Form 10KSB40/A
period 1997-12-31
TWIN CITY BANCORP INC
filed 1998-07-07
CIK 930373

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A

                                AMENDMENT NO.1

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

                                    TWIN CITY BANCORP, INC.

Date:  July 6, 1998                 By: /s/ Thad R. Bowers
                                       ----------------------------------
                                    Thad R. Bowers
                                    President and Chief Executive Officer
                                    (Duly Authorized Representative)


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