Form 10QSB
period 1998-06-30
TWIN CITY BANCORP INC
filed 1998-08-13
CIK 930373

                             FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549



           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1998
          --------------------------------------------


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such require
ments for the past ninety days: Yes   x   No
                                    -----    ----
As of June 30, 1998, there are 1,241,230 shares of the registrant's Common Stock, par value $1.00 per share, issued and outstanding.

Transitional small business disclosure format (check one):
Yes        No   x
    -----     -----

             TWIN CITY BANCORP, INC. AND SUBSIDIARIES
             ----------------------------------------
                        Bristol, Tennessee
                        ------------------

                              INDEX
                              -----

PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements

        Consolidated Balance Sheets - (Unaudited) as of December
        31, 1997 and June 30, 1998

        Consolidated Statements of Comprehensive Income -
        (Unaudited) for the six and three-month periods ended
        June 30, 1997 and 1998

        Consolidated Statements of Cash Flows - (Unaudited) for the six-month periods ended June 30, 1997 and 1998

        Notes to (Unaudited) Consolidated Financial Statements

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations

                         TWIN CITY BANCORP, INC.
                             AND SUBSIDIARIES
                       Consolidated Balance Sheets
                               (unaudited)
                              (in thousands)

                                               December 31,     June 30,
                                                  1997            1998
                                               ------------     ---------
Assets
------

Cash and due from banks                        $ 1,283          $ 2,233
Interest-earning deposits                        5,317            2,703
Investment securities (amortized cost -
   $4,000 and $2,500)                            4,004            2,505
Loans receivable, net                           77,171           82,000
Loans held for sale                                509              360
Mortgage-backed securities (amortized cost -
   $15,149 and $15,052)                         15,248           15,043
Premises and equipment, net                      3,049            3,368
Real estate, net                                    89              237
Federal Home Loan Bank stock                       720              746
Interest receivable                                288              312
Other                                            1,009            1,103
                                              --------         --------
         Total assets                         $108,687         $110,610
                                              ========         ========

                       (continued on next page)

                                               December 31,     June 30,
                                                  1997            1998
                                               ------------     ---------
Liabilities and Stockholders' Equity
------------------------------------
Deposits                                        $ 92,320        $ 89,385
Federal Home Loan Bank advances                    1,000           5,000
Advance payments by borrowers for taxes
  and insurance                                      187             968
Accrued expenses and other liabilities               288             387
Income taxes payable:
  Current                                            256             269
  Deferred                                           625             584
                                                --------        --------
         Total liabilities                        94,676          96,593
                                                --------        --------
Stockholders' Equity
  Common stock ($1 par value, 8,000,000
   shares authorized; 1,268,527 shares issued
   and outstanding at December 31, 1997 and
   1,241,230 shares issued and outstanding at
   June 30, 1998)                                  1,269           1,241
  Paid-in capital                                  7,133           7,012
  Retained earnings, substantially restricted      6,356           6,465
  Treasury stock, 1,000 shares, at cost                -             (13)
  Unearned compensation:
   Employee stock ownership plan                    (503)           (467)
   Management recognition plan                      (307)           (218)
  Accumulated other comprehensive income              63              (3)
                                                --------        --------
         Total stockholders' equity               14,011          14,017
                                                --------        --------
         Total liabilities and stockholders'
           equity                               $108,687        $110,610
                                                ========        ========

     The accompanying notes are an integral part of these consolidated financial statements.

                    TWIN CITY BANCORP, INC.
                      AND SUBSIDIARIES
        Consolidated Statements of Comprehensive Income
                        (unaudited)
                       (in thousands)

                                        Six Months Ended      Three Months Ended
                                             June 30,              June 30,
                                       -----------------    --------------------
                                       1997       1998        1997        1998
                                      -------    -------     ------     --------
Interest income:
  Loans                               $3,305     $3,533      $1,671      $1,771
  Mortgage-backed securities             442        521         236         250
  Investment securities                  243        104         127          49
  Interest-earning deposits               57        117          35          54
                                      ------     ------      ------      ------
       Total interest income           4,047      4,275       2,069       2,124
                                      ------     ------      ------      ------
Interest expense:
  Deposits                             2,007      2,094       1,041       1,025
  Federal Home Loan Bank advances         71         57          15          43
                                      ------     ------      ------      ------
    Total interest expense             2,078      2,151       1,056       1,068
                                      ------     ------      ------      ------

     Net interest income               1,969      2,124       1,013       1,056
Provision for loan losses                 64         90          42          45
                                      ------     ------      ------      ------
    Net interest income after
    provision for loan losses          1,905      2,034         971       1,011
                                      ------     ------      ------      ------
Non-interest income:
  Loan fees and service charges          164        108          81          46
  Insurance commission and fees           28         44          19          27
  Gain on sale of securities              (2)        13          (2)          -
  Gain on sale of loans                  111        131          31          54
  Other                                   51         20           7           9
                                      ------     ------      ------      ------
    Total non-interest income            352        316         136         136
                                      ------     ------      ------      ------

Non-interest expense:
  Compensation and employee benefits     840        884         425         432
  Net occupancy expense                  128        163          63          82
  Deposit insurance premiums              28         29          14          15
  Data processing                        108        136          52          73
  Provision for real estate loans         10          -           -           -
  Other                                  295        239         119         115
                                      ------     ------      ------      ------
    Total non-interest expense         1,409      1,451         673         717
                                      ------     ------      ------      ------

                     (continued on next page)

                    TWIN CITY BANCORP, INC.
                      AND SUBSIDIARIES
     Consolidated Statements of Comprehensive Income (continued)
                        (unaudited)
                       (in thousands)

                                        Six Months Ended      Three Months Ended
                                             June 30,              June 30,
                                       -----------------    --------------------
                                       1997       1998        1997        1998
                                      -------    -------     ------     --------
Income before income taxes             $  848    $  899      $  434      $  430

   Income tax expense                     336       357         173         172
                                       ------    ------      ------      ------
     Net income                           512       542         261         258

Other comprehensive income:
  Net unrealized gains (losses) on
    securities available for sale,
    net of tax (expense) of $32
    and tax benefit of $41,
    respectively, for the six
    months ended June 30, 1997 and
    1998, and $(76) and $10 for
    three months ended June 30,
    1997 and 1998                          55       (66)        127         (15)
                                       ------    ------      ------      ------
     Comprehensive income              $  567    $  476      $  388      $  243
                                       ======    ======      ======      ======

Basic Net Income per share             $  .43    $  .46      $  .22      $  .22
Diluted Net income per share           $  .42    $  .44      $  .21      $  .21

Dividends paid per share               $  .22    $  .20      $  .11      $  .10
                                       ======    ======      ======      ======

     The accompanying notes are an integral part of these consolidated financial statements.

                  TWIN CITY BANCORP, INC.
                    AND SUBSIDIARIES
          Consolidated Statements of Cash Flows
                     (unaudited)
                    (in thousands)

                                                     Six Months Ended
                                                         June 30,
                                                   --------------------
                                                    1997          1998
                                                   ------        ------
Net cash provided (used) by
 operating activities                               $   956      $   981
                                                    -------      -------
Cash flows from investing activities:
  Purchase of investment securities
   classified as available-for-sale                  (1,994)           -
  Maturities of investment securities                 2,525        1,500
  Proceeds from sale of mortgage-backed
   securities                                           422        1,788
  Principal payments on mortgage-backed
   securities                                         1,383        2,395
  Purchase of mortgage-backed securities
   classified as available-for-sale                    (875)      (4,091)
  Net decrease (increase) in loans originated           583       (3,634)
  Increase in cash surrender value of life
   insurance                                             (3)           -
  Purchase of loans                                  (1,387)      (1,372)
  Proceeds from sale of real estate                     461            -
  Purchase of premises and equipment                   (528)        (425)
                                                    -------      -------
      Net cash provided (used) by investing
        activities                                      587       (3,839)
                                                    -------      -------
 Cash flows from financing activities:
  Net increase (decrease) in deposits                 4,698       (2,935)
  Increase in advance payments by borrowers
   for taxes and insurance                              735          781
  Repayment of FHLB advances                        (13,850)           -
  Proceeds from FHLB advance                          9,750        4,000
  Dividends paid                                       (255)        (253)
  Acquisition of treasury stock                           -         (399)
                                                    -------      -------
      Net cash provided (used) by
        financing activities                          1,078        1,194
                                                    -------      -------
 Net increase (decrease) in cash                      2,621       (1,664)

 Cash at beginning of period                          2,923        6,600
                                                    -------      -------
 Cash at end of period                              $ 5,544      $ 4,936
                                                    =======      =======

               (continued on next page)

                  TWIN CITY BANCORP, INC.
                    AND SUBSIDIARIES
          Consolidated Statements of Cash Flows (continued)
                     (unaudited)
                    (in thousands)

                                                      Six Months Ended
                                                          June 30,
                                                   --------------------
                                                    1997          1998
                                                   ------        ------
Supplemental disclosures:
Noncash investing and financing activities:
  Loans sold in exchange for mortgage-backed
    security                                         $ 2,183       $     -
                                                     =======       =======
  Foreclosed real estate                             $     -       $   148
                                                     =======       =======
  Unrealized loss on securities
    available for sale net of income taxes           $    55       $    66
                                                     =======       =======
Cash paid during the period for:
  Interest                                           $ 2,077       $ 2,160
                                                     =======       =======
  Income taxes                                       $     8       $   173
                                                     =======       =======

     The accompanying notes are an integral part of these consolidated financial statements.

                  TWIN CITY BANCORP, INC.
                    AND SUBSIDIARIES

  NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

Note 1. - Basis of Presentation and Principles of Consolidation
          -----------------------------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These consolidated financial statements include the accounts of Twin City Bancorp, Inc. (the "Company") and its subsidiary, Twin City Federal Savings Bank (the "Bank"), and the Bank's wholly owned subsidiaries, TCF Investors, Inc. and Magnolia Investment, Inc., and in consolidation all significant intercompany items are eliminated. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods presented have been made. Such adjustments were of a normal recurring nature. The results of operations for the 1998 interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year.

Note 2 -  Cash Flow Information
          ---------------------

As presented in the consolidated statements of cash flows, cash and cash equivalents include cash on hand, interest-earning deposits in other banks, and federal funds sold. The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

Note 3 -   Retained Earnings, Substantially Restricted
           -------------------------------------------

Retained earnings represents the accumulated net income of the Company since its origination date. In connection with the insurance of savings accounts for the Bank, the Federal Deposit Insurance Corporation ("FDIC") requires that certain minimum amounts be restricted to absorb certain losses as specified in the insurance of accounts regulations. Because restricted retained earnings is not related to amounts of losses actually anticipated, the appropriations thereto have not been charged to income in the accompanying consolidated financial statements. Furthermore, the use of retained earnings by the Bank is restricted by certain requirements of the Internal Revenue Code. There are further restrictions on retained earnings directed by the Office of Thrift Supervision where by the Bank is subject to maintain a minimum amount of regulatory capital as well as a liquidation account for the benefit of eligible account holders who continue to maintain their accounts at the Bank after the conversion.

               TWIN CITY BANCORP, INC.
                   AND SUBSIDIARIES
           NOTES TO (UNAUDITED) CONSOLIDATED
           FINANCIAL STATEMENTS (continued)


Note 4 -  New Accounting Standards
          ------------------------

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

Note 5 -  Stock Option Plan
          -----------------

In 1995, the Company adopted a stock option plan for the benefit of directors, officers, and other key employees of the Company. The number of shares of common stock reserved for issuance under the stock option plan was equal to 10% of the total number of common shares issued pursuant to the Company's offering. The plan provides for incentive options for officers and employees and non-incentive options for directors. The plan is administered by a committee of at least three directors of the Company. The option exercise price cannot be less than the fair value of the underlying common stock as of the date of the option grant, and the maximum option term cannot exceed ten years. The number of shares of common stock authorized under the stock option and incentive plan was 134,760. As of June 30, 1998, 33,690 non-incentive stock options have been granted to directors and are exercisable on a cumulative basis in equal installments over a five year period. The incentive stock options awarded to officers and other key employees totaled 97,782 at June 30, 1998 with 94,332 exercisable on a cumulative basis in equal installments over a five year period, and 3,450 exercisable upon the date of option grant. As of June 30, 1998, 131,472 options have been granted, of which none have been exercised. Options totaling 128,022 were granted with an exercise price of $9.33 per share, 2,250 were granted with an exercise price of $11.25 per share, 900 were granted with an exercise price of $11.67 per share and the remaining 300 at $14 per share. As of June 30, 1998, 80,263 options are exercisable.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations
        -------------------------------------------------

GENERAL

The following discussion and analysis is intended to assist in understanding the financial condition and the results of operations of the Company. References to the "Company" include Twin City Bancorp, Inc. and/or Twin City Federal Savings Bank and its subsidiaries, as appropriate.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1998 AND DECEMBER
31, 1997

The Company's total consolidated assets increased $1.9 million, or 1.8% to $110.6 million at June 30, 1998 from $108.7 million at December 31, 1997. Cash and due from banks and interest-earning deposits decreased $1.7 million from $6.6 million at December 31, 1997 to $4.9 million at June 30, 1998. Net loans receivable increased $4.8 million or 6.3% from $77.2 million at December 31, 1997 to $82.0 million at June 30, 1998. The Company originated 264 mortgage loans during the six months ended June 30, 1998, as compared to 115 originations during the six months ended June 30, 1997. The increase in originations in 1998 over 1997 was due to a general decrease in the prevailing market rates for the Company's mortgage products causing a number of customers to refinance existing mortgages. The Company has sold a majority of its fixed-rate originations during the first six months of 1998 to the Federal Home Loan Mortgage Corporation, servicing retained without recourse. Total real estate loans amounted to $57.6 million at June 30, 1998 as compared to $53.1 million at December 31, 1997. Consumer/commercial lending decreased by $2.8 million or 10.2%, from $27.2 million at December 31, 1997 to $24.4 million at June 30, 1998. The Company's portfolio of investment securities decreased $1.5 million from $4.0 million at December 31, 1997 to $2.5 million at June 30, 1998 and the proceeds from these maturities have been invested into loans receivable which currently bear a greater yield. In addition, the Company's portfolio of mortgage-backed securities decreased $205,000 or 1.4%, from $15.2 million at December 31, 1997 to $15.0 million at June 30, 1998.

Deposits decreased $2.9 million, or 3.2% from $92.3 million at December 31, 1997 to $89.4 million at June 30, 1998. Federal
Home Loan Bank advances increased $4.0 million at June 30, 1998 from December 31, 1997.

Total stockholders' equity has increased $6,000 or 0.04% from December 31, 1997 to June 30, 1998. The Company posted comprehensive income of $476,000 for the six months ended June 30, 1998 while paying dividends of $0.20 per share of common stock, or $253,000. During the six months ended June 30, 1998, the Company recognized compensation earned in the amount of $139,000 from the Employee Stock Ownership Plan and the Management Recognition Plan. In addition, the Company has continued to repurchase some of its outstanding shares of common stock and for the six months ending June 30, 1998, had repurchased 28,297 shares (of which 27,297 were retired) at an average purchase price of $14.13 per share.

COMPARISON OF RESULTS OF OPERATIONS

Net income increased to $542,000 ($0.46 basic earnings per share) for the six months ended June

30, 1998 from $512,000 ($0.43 basic earnings per share) for the six months ended June 30, 1997. For the three months ended June 30, 1998, net income remained essentially even at $258,000 ($0.22 basic earnings per share) compared to $261,000 ($0.22 basic earnings per share) for the three months ended June 30, 1997. Net income for the six month period benefitted from an improvement in net interest income which offset a decline in non-interest income and increases in non-interest expense and provision for loan losses. Although net interest income also improved during the three month period, the improvement was not sufficient to offset an increase in non-interest expense.

Net interest income for the six months ended June 30, 1998 increased $155,000 as compared to the six months ended June 30, 1997, and for the three months ended June 30, 1998 increased $43,000 compared to the three months ended June 30, 1997. The increase was primarily attributable to an increase in the interest rate spread which increased from 3.45% for the six months ended June 30, 1997 to 3.70% for the three months ended June 30, 1998 and increased from 3.52% for the three months ended June 30, 1997 to 3.67% for the three months ended June 30, 1998. The net interest margin increased from 3.92% for the six months ended June 30, 1997 to 4.11% for the six months ended June 30, 1998 and increased from 3.99% for the three months ended June 30, 1997 to 4.08% for the three months ended June 30, 1998. The average yield on interest-earning assets increased 21 basis points from 8.06% for the six months ended June 30, 1997 to 8.27% for the six months ended June 30, 1998 and increased 4 basis points from 8.16% for the three months ended June 30, 1997 to 8.20% for the three months ended June 30, 1998. The average cost on interest bearing liabilities decreased from 4.61% for the six months ended June 30, 1997 to 4.57% for the six months ended June 30, 1998 and decreased from 4.60% for the three months ended June 30, 1997 to 4.53% for the three months ended June 30, 1998. The average balance of interest-earning assets was $100.4 million for the six months ended June 30, 1997 as compared to $103.3 million for the three months ended June 30, 1998 and $101.5 million for the three months ended June 30, 1997 as compared to the $103.6 million for the three months ended June 30, 1998. The average balance of interest-bearing liabilities was $90.2 million for the six months ended June 30, 1997 as compared to $94.1 million for the six months ended June 30, 1998 and was $91.1 million for the three months ended June 30, 1997 as compared to $94.2 million for the three months ended June 30, 1998.

The provision for loan losses amounted to $64,000 and $90,000 for the six months ended June 30, 1997 and 1998, respectively, and $42,000 and $45,000 for the three months ended June 30, 1997 and 1998, respectively. At June 30, 1997 and 1998, the allowance for loan losses represented 259% and 64%, respectively, of total loans past due more than ninety days. At June 30, 1998, management reviewed the allowance for loan losses in relation to the Company's performance with past collections and chargeoffs, management's experience with the loan portfolio, and observations of the general economic climate and loan loss expectations. From this review and analysis, and based on management's experience and judgment in managing the loan portfolio, it was determined that the allowance for loan losses needed to be $112,000, and therefore, a $45,000 provision was recorded for the quarter ended June 30, 1998.

Non-interest income decreased $36,000 from $352,000 for the six months ended June 30, 1997 to $316,000 for the six months ended June 30, 1998 and was unchanged at $136,000 for the three months ended June 30, 1997 as compared to the three months ended June 30, 1998. For the six months ended June 30, 1998, loan fees and service charges amounted to $108,000 as compared to

$164,000 for the six months ended June 30, 1997 and amounted to $46,000 for the three months ended June 30, 1998 as compared to $81,000 for the three months ended June 30, 1997. Gain on the sale of fixed-rate mortgage loans to the FHLMC recognized for the six months ended June 30, 1997 was $111,000 as compared to $131,000 for the six months ended June 30, 1998 and was $31,000 for the three months ended June 30, 1997 as compared to $54,000 for the three months ended June 30, 1998. Insurance commissions and fees were $44,000 for the six months ended June 30, 1998 as compared to $28,000 for the six months ended June 30, 1997 and was $27,000 for the three months ended June 30, 1998 as compared to $19,000 for the three months ended June 30, 1997.

Non-interest expense increased $42,000 from the six months ended June 30, 1997 to the six months ended June 30, 1998, and $44,000 from $673,000 for the three months ended June 30, 1997 to $717,000 for the three months ended June 30, 1998. Compensation and employee benefits increased $44,000 from $840,000 for the six months ended June 30, 1997 to $884,000 for the six months ended June 30, 1998 and increased $7,000 from $425,000 for the three months ended June 30, 1997 to $432,000 for the three months ended June 30, 1998. The increase for the three and six month-periods were a direct result of normal salary and wage increase. Deposit insurance premiums remained constant from the three and six month periods ended June 30, 1998 and 1997. Data processing increased $28,000 from $108,000 for the six months ended June 30, 1997 to $136,000 for the six months ended June 30, 1998. Of the six month increase in data processing, $21,000 came in the three months ending June 30, 1998. Other expense decreased $56,000 from $295,000 for the six months ended June 30, 1997 to $239,000 for the six months ended June 30, 1998 and decreased $4,000 from $119,000 for the three months ended June 30, 1997 to $115,000 for the three months ended June 30, 1998 as management has attempted to control its miscellaneous costs of doing business in recent years.

Other comprehensive income is composed of net unrealized gains and losses on securities classified as available for sale in accordance with SFAS No. 115. For the six months ending June 30, 1997 and 1998, the Company reported net unrealized gain (losses) on securities, net of tax benefits, of $55,000 and $(66,000), respectively. These amounts were $127,000 and $(15,000) for the three months ended June 30, 1997 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES. The Company's primary sources of funds are deposits and proceeds from principal and interest payments on loans. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. At June 30, 1998, there were no material commitments for capital expenditures and the Company had unfunded loan commitments of approximately $2,254,000.

At June 30, 1998, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Company. Further at June 30, 1998, management was not aware of any current recommendations by the regulatory authorities which, if implemented, would have such an effect. The Savings Bank exceeded all of its capital requirements at June 30, 1998.

Year 2000 Considerations. A great deal of information has been disseminated about the year 2000 as it relates to computer systems. Many computer programs that can only distinguish the final two digits of the year entered (a common programming practice in earlier years) are expected to read entries for the year 2000 as the year 1900 and compute payment, interest or delinquency based on the wrong date or are expected to be unable to compute payment, interest or delinquency. Rapid and accurate data processing is essential to the Bank's operations. Data processing is also essential to most other financial institutions and many other companies. Substantially all of the Bank's material data processing that could be affected by this problem is provided by a third party service bureau. The Bank's service bureau has advised the Bank that it expects to resolve this potential problem before the year 2000. However, if the service bureau is unable to resolve this potential problem in time, the Bank would likely experience significant data processing delays, mistakes or failures. These delays, mistakes or failures could have a significant adverse impact on our financial condition and results of operation. The Company does not expect to incur material costs in addressing year 2000 issues primarily because of its third party service bureau will not be charging additional fees for the renovation and testing of its software in preparation for year 2000.

The Bank has formulated a contingency plan for each mission-critical service and product. The plan is designed to prepare the institution for returning to operation in the event that systems do not perform as planned either before or after the century date change. The plan also outlines certain "trigger dates" allowing sufficient time to change service providers and software vendors if the applicable system or software is not compliant.

                     PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

From time to time, the Company and any subsidiaries may be a party to various legal proceedings incident to its or their business. At June 30, 1998, there were no legal proceedings to which the Company or any subsidiary was a party, or to which of any of their property was subject, which were expected by management to result in a material loss.

Item 2. Changes in Securities
        ---------------------

        None

Item 3. Defaults Upon Senior Securities
        -------------------------------

        None

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        On May 22, 1998, the registrant held its annual meeting of stockholders. At the meeting, the following directors were elected by the stockholders.

                                Votes
                          -------------------                     Broker
                          For        Withheld     Abstentions    Non-Votes   Term
                          ---        --------     -----------    ---------   ----
William C. Burris, Jr.    1,118,342    1,200           -            -        3 years

Louis H. Phetteplace      1,118,342    1,200           -            -        1 year


Item 5. Other Information
        -----------------

        None

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        The following exhibits are filed as a part of this report:

     3.1(1)      Charter of Twin City Bancorp, Inc.
     3.2(1)      Bylaws of Twin City Bancorp, Inc.
     4(1)        Form of Common Stock Certificate
     10.1(1),(2) Twin City Bancorp, Inc. Incentive Compensation
                 Plan, as amended
     10.2(1)     Twin City Bancorp, Inc. Deffered Compensation
                 Plan
     10.3(3)     Employment Agreements between Twin City
                 Bancorp, Inc. and Twin City Federal Savings
                 Bank and Thad R. Bowers
     10.4(3)     Severance Agreements between Twin City Bancorp,
                 Inc. and Twin City Federal Savings Bank and
                 Brenda N. Baer, Judith O. Bowers, Robert C.
                 Glover, Michael H. Phipps, Joyce C. Rouse and
                 John M. Wolford
     10.5(1)     Twin City Federal Savings Bank Supplemental
                 Executive Retirement Agreement
     10.6(3)     Twin City Bancorp, Inc. 1995 Stock Option and
                 Incentive Plan
     10.7(3)     Twin City Bancorp, Inc. Management Recognition
                 Plan
     27.1        Financial Data Schedule
     27.2        Restated Financial Data Schedule

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




Date: August 13, 1998   By /s/ Thad R. Bowers
                           -----------------------------
                           Thad R. Bowers
                           President and Chief Executive Officer
                           (Principal Executive and Financial
                           Officer)