Form 10QSB
period 1998-09-30
TWIN CITY BANCORP INC
filed 1998-11-16
CIK 930373

                             FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549



           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1998
          -------------------------------------------------


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such require-
ments for the past ninety days: Yes   x   No
                                    -----    ----
As of September 30, 1998, there are 1,218,880 shares of the registrant's Common Stock, par value $1.00 per share, issued and outstanding.

Transitional small business disclosure format (check one):
Yes        No   x
    -----     -----

             TWIN CITY BANCORP, INC. AND SUBSIDIARIES
             ----------------------------------------
                        Bristol, Tennessee
                        ------------------

                              INDEX
                              -----

PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements

        Consolidated Balance Sheets - (Unaudited) as of December
        31, 1997 and September 30, 1998

        Consolidated Statements of Comprehensive Income -
        (Unaudited) for the nine and three-month periods ended
        September 30, 1997 and 1998

        Consolidated Statements of Cash Flows - (Unaudited) for the nine-month periods ended September 30, 1997 and 1998

        Notes to (Unaudited) Consolidated Financial Statements

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations

                         TWIN CITY BANCORP, INC.
                             AND SUBSIDIARIES
                       Consolidated Balance Sheets
                               (unaudited)
                     (in thousands, except share data)

                                               December 31,     September 30,
                                                  1997             1998
                                               ------------     ------------
Assets
------

Cash and due from banks                        $ 1,283          $ 4,090
Interest-earning deposits                        5,317            2,834
Investment securities (amortized cost -
   $4,000 and $1,505)                            4,004            1,515
Loans receivable, net                           77,171           82,599
Loans held for sale                                509              484
Mortgage-backed securities (amortized cost -
   $15,149 and $14,055)                         15,248           14,144
Premises and equipment, net                      3,049            3,250
Real estate, net                                    89              237
Federal Home Loan Bank stock                       720              760
Interest receivable                                288              330
Other                                            1,009            1,193
                                              --------         --------
         Total assets                         $108,687         $111,436
                                              ========         ========

                       (continued on next page)

                                               December 31,     September 30,
                                                  1997              1998
                                               ------------     -------------
Liabilities and Stockholders' Equity
------------------------------------
Deposits                                        $ 92,320        $ 88,963
Federal Home Loan Bank advances                    1,000           5,500
Advance payments by borrowers for taxes
  and insurance                                      187           1,331
Accrued expenses and other liabilities               288             593
Income taxes payable:
  Current                                            256             293
  Deferred                                           625             621
                                                --------        --------
         Total liabilities                        94,676          97,301
                                                --------        --------
Stockholders' Equity
  Common stock ($1 par value, 8,000,000
   shares authorized; 1,268,527 shares issued
   and outstanding at December 31, 1997 and
   1,219,430 shares issued and outstanding at
   September 30, 1998)                             1,269           1,219
  Paid-in capital                                  7,133           6,901
  Retained earnings, substantially restricted      6,356           6,600
  Treasury stock, 550 shares, at cost                  -              (7)
  Unearned compensation:
   Employee stock ownership plan                    (503)           (449)
   Management recognition plan                      (307)           (191)
  Accumulated other comprehensive income              63              62
                                                --------        --------
         Total stockholders' equity               14,011          14,135
                                                --------        --------
         Total liabilities and stockholders'
           equity                               $108,687        $111,436
                                                ========        ========

     The accompanying notes are an integral part of these consolidated financial statements.

                    TWIN CITY BANCORP, INC.
                      AND SUBSIDIARIES
        Consolidated Statements of Comprehensive Income
                        (unaudited)
                       (in thousands)

                                       Nine Months Ended      Three Months Ended
                                          September 30,         September 30,
                                       -----------------    --------------------
                                       1997       1998        1997        1998
                                      -------    -------     ------     --------
Interest income:
  Loans                               $5,020     $5,363      $1,715      $1,830
  Mortgage-backed securities             667        742         225         221
  Investment securities                  374        138         131          34
  Interest-earning deposits               93        183          36          66
                                      ------     ------      ------      ------
       Total interest income           6,154      6,426       2,107       2,151
                                      ------     ------      ------      ------
Interest expense:
  Deposits                             3,066      3,110       1,059       1,016
  Federal Home Loan Bank advances         90        118          19          61
                                      ------     ------      ------      ------
    Total interest expense             3,156      3,228       1,078       1,077
                                      ------     ------      ------      ------

     Net interest income               2,998      3,198       1,029       1,074
Provision for loan losses                108        185          44          95
                                      ------     ------      ------      ------
    Net interest income after
    provision for loan losses          2,890      3,013         985         979
                                      ------     ------      ------      ------
Non-interest income:
  Loan fees and service charges          240        170          76          62
  Insurance commission and fees           45         68          17          24
  Gain on sale of securities              11         13          13           -
  Gain on sale of loans                  173        227          62          96
  Other                                   60        230           9         210
                                      ------     ------      ------      ------
    Total non-interest income            529        708         177         392
                                      ------     ------      ------      ------

Non-interest expense:
  Compensation and employee benefits   1,265      1,286         425         402
  Net occupancy expense                  195        255          67          92
  Deposit insurance premiums              42         43          14          14
  Data processing                        165        201          57          65
  Provision for real estate loans         10          -           -           -
  Other                                  416        381         121         142
                                      ------     ------      ------      ------
    Total non-interest expense         2,093      2,166         684         715
                                      ------     ------      ------      ------

                     (continued on next page)

                    TWIN CITY BANCORP, INC.
                      AND SUBSIDIARIES
     Consolidated Statements of Comprehensive Income (continued)
                        (unaudited)
                       (in thousands)

                                       Nine Months Ended      Three Months Ended
                                         September 30,          September 30,
                                       -----------------    --------------------
                                       1997       1998        1997        1998
                                      -------    -------     ------     --------
Income before income taxes             $1,326    $1,555      $  478      $  656

   Income tax expense                     524       619         188         262
                                       ------    ------      ------      ------
     Net income                           802       936         290         394

Other comprehensive income:
  Net unrealized gains (losses) on
    Securities available for sale,
    net of tax (expense) of $(63)
    and tax benefit of $4,
    respectively, for the nine
    months ended September 30, 1997
    and 1998, and $(32) and $(35)
    for three months ended September
    30, 1997 and 1998                     105        (1)         50          65
                                       ------    ------      ------      ------
     Comprehensive income              $  907    $  935      $  340      $  459
                                       ======    ======      ======      ======

Basic Net Income per share             $  .67    $  .80      $  .24      $  .34
Diluted Net income per share           $  .65    $  .77      $  .23      $  .33

Dividends paid per share               $  .32    $  .30      $  .11      $  .10
                                       ======    ======      ======      ======

     The accompanying notes are an integral part of these consolidated financial statements.

                  TWIN CITY BANCORP, INC.
                    AND SUBSIDIARIES
          Consolidated Statements of Cash Flows
                     (unaudited)
                    (in thousands)

                                                    Nine Months Ended
                                                      September 30,
                                                   --------------------
                                                    1997          1998
                                                   ------        ------
Net cash provided (used) by
 operating activities                               $   871      $ 1,358
                                                    -------      -------
Cash flows from investing activities:
  Purchase of investment securities
   classified as available-for-sale                  (3,993)           -
  Maturities of investment securities                 2,855        2,495
  Proceeds from sale of investment securities         1,008            -
  Proceeds from sale of mortgage-backed
   securities                                         1,098        1,788
  Principal payments on mortgage-backed
   securities                                         1,874        3,395
  Purchase of mortgage-backed securities
   classified as available-for-sale                  (1,751)      (4,091)
  Net decrease (increase) in loans originated         4,388       (4,484)
  Increase in cash surrender value of life
   insurance                                             (4)           -
  Purchase of loans                                  (4,614)      (1,372)
  Proceeds from sale of land                              -          371
  Proceeds from sale of real estate                     461            -
  Purchase of premises and equipment                   (868)        (358)
                                                    -------      -------
      Net cash provided (used) by investing
        activities                                      454       (2,256)
                                                    -------      -------
 Cash flows from financing activities:
  Net increase (decrease) in deposits                 3,935       (3,357)
  Increase in advance payments by borrowers
   for taxes and insurance                            1,062        1,144
  Repayment of FHLB advances                        (18,400)           -
  Proceeds from FHLB advance                         14,300        4,500
  Dividends paid                                       (382)        (378)
  Acquisition of treasury stock                        (104)        (687)
                                                    -------      -------
      Net cash provided (used) by
        financing activities                            411        1,222
                                                    -------      -------
 Net increase (decrease) in cash                      1,736          324

 Cash at beginning of period                          2,923        6,600
                                                    -------      -------
 Cash at end of period                              $ 4,659      $ 6,924
                                                    =======      =======

               (continued on next page)

                  TWIN CITY BANCORP, INC.
                    AND SUBSIDIARIES
          Consolidated Statements of Cash Flows (continued)
                     (unaudited)
                    (in thousands)

                                                     Nine Months Ended
                                                        September 30,
                                                   --------------------
                                                    1997          1998
                                                   ------        ------
Supplemental disclosures:
Noncash investing and financing activities:
  Loans sold in exchange for mortgage-backed
    security                                         $ 2,704       $     -
                                                     =======       =======
  Foreclosed real estate                             $     -       $   148
                                                     =======       =======
  Unrealized gain (loss) on securities
    available for sale, net of income taxes          $   105       $    (1)
                                                     =======       =======
Cash paid during the period for:
  Interest                                           $ 3,173       $ 3,225
                                                     =======       =======
  Income taxes                                       $   159       $   398
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

Note 5 -  Stock Option Plan
          -----------------

In 1995, the Company adopted a stock option plan for the benefit of directors, officers, and other key employees of the Company. The number of shares of common stock reserved for issuance under the stock option plan was equal to 10% of the total number of common shares issued pursuant to the Company's offering. The plan provides for incentive options for officers and employees and non-incentive options for directors. The plan is administered by a committee of at least three directors of the Company. The option exercise price cannot be less than the fair value of the underlying common stock as of the date of the option grant, and the maximum option term cannot exceed ten years. The number of shares of common stock authorized under the stock option and incentive plan was 134,760. As of September 30, 1998, 33,690 non-incentive stock options have been granted to directors and are exercisable on a cumulative basis in equal installments over a five year period. The incentive stock options awarded to officers and other key employees totaled 97,782 at September 30, 1998 with 94,332 exercisable on a cumulative basis in equal installments over a five year period, and 3,450 exercisable upon the date of option grant. As of September 30, 1998, 131,472 options have been granted, of which 450 were exercised in September 1998. Options totaling 128,022 were granted with an exercise price of $9.33 per share, 2,250 were granted with an exercise price of $11.25 per share, 900 were granted with an exercise price of $11.67 per share and the remaining 300 at $14 per share. As of September 30, 1998, 79,813 options are exercisable.

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1998 AND
DECEMBER 31, 1997

The Company's total consolidated assets increased $2.7 million, or 2.5% to $111.4 million at September 30, 1998 from $108.7 million at December 31, 1997. Cash and due from banks and interest-earning deposits increased $324,000 from $6.6 million at December 31, 1997 to $6.9 million at September 30, 1998. Net loans receivable increased $5.4 million or 7.0% from $77.7 million at December 31, 1997 to $83.1 million at September 30, 1998. The Company originated 369 mortgage loans during the nine months ended September 30, 1998, as compared to 189 originations during the nine months ended September 30, 1997. The increase in originations in 1998 over 1997 was due to a general decrease in the prevailing market rates for the Company's mortgage products causing a number mortgage refinancings. The Company has continued to sell a majority of its fixed-rate originations during the first nine months of 1998 to the Federal Home Loan Mortgage Corporation, servicing retained without recourse. Total real estate loans amounted to $54.2 million at September 30, 1998 as compared to $53.1 million at December 31, 1997. Consumer/commercial lending increased by $1.5 million or 5.5%, from $27.2 million at December 31, 1997 to $28.7 million at September 30, 1998. The Company's portfolio of investment securities decreased $2.5 million from $4.0 million at December 31, 1997 to $1.5 million at September 30, 1998 and the proceeds from these maturities have been invested into loans receivable which currently provide a greater yield. In addition, the Company's portfolio of mortgage-backed securities decreased $1.1 million or 7.2%, from $15.2 million at December 31, 1997 to $14.1 million at September 30, 1998.

Deposits decreased $3.3 million, or 3.6% from $92.3 million at December 31, 1997 to $89.0 million at September 30, 1998.
Federal Home Loan Bank advances increased $4.5 million at
September 30, 1998 from December 31, 1997.

Total stockholders' equity has increased $124,000 or 0.09% from December 31, 1997 to September 30, 1998. The Company posted comprehensive income of $935,000 for the nine months ended September 30, 1998 while paying dividends of $0.30 per share of common stock, or $378,000. During the nine months ended September 30, 1998, the Company recognized compensation earned in the amount of $202,000 from the Employee Stock Ownership Plan and the Management Recognition Plan. In addition, the Company has continued to repurchase some of its outstanding shares of common stock and for the nine months ending September 30, 1998, had repurchased 50,097 shares (of which 49,047 were retired) at an average purchase price of $13.71 per share.

COMPARISON OF RESULTS OF OPERATIONS

Net income increased to $936,000 or a basic earnings per share of $.80 for the nine months ended September 30, 1998 from $802,000 or a basic earnings per share of $.67 for the nine months ended September 30, 1997. For the three months ended September 30, 1998, net income increased by $104,000 from $290,000 or a basic earnings per share of $.24 to $394,000 or a basic earnings per share of $.34 for the three months ended September 30, 1997. Net income for the nine month period benefited from an improvement in net interest income which offset a increases in non-interest expense and the provision for loan losses. Net income also benefited from the recognition of a gain on the sale of land held for a potential branch location of $123,000.

Net interest income for the nine months ended September 30, 1998 increased $200,000 as compared to the nine months ended September 30, 1997, and for the three months ended September 30, 1998 increased $45,000 compared to the three months ended September 30, 1997. The increase was primarily attributable to an increase in the interest rate spread which increased from 3.49% for the nine months ended September 30, 1997 to 3.60% for the nine months ended September 30, 1998 along with a net increase in net interest earning assets. The increase for the three month period resulted from an increase in net interest earning assets offset by a decrease in the interest rate spread from 3.57% for the three months ended September 30, 1997 to 3.52% for the three months ended September 30, 1998. The net interest margin increased from 3.7% for the nine months ended September 30, 1997 to 4.07% for the nine months ended September 30, 1998 while decreasing from 4.06% for the three months ended September 30, 1997 to 4.04% for the three months ended September 30, 1998. The average yield on interest-earning assets increased 4 basis points from 8.14% for the nine months ended September 30, 1997 to 8.18% for the nine months ended September 30, 1998 while decreasing 22 basis points from 8.32% for the three months ended September 30, 1997 to 8.10% for the three months ended September 30, 1998. The average cost on interest bearing liabilities decreased from 4.65% for the nine months ended September 30, 1997 to 4.58% for the nine months ended September 30, 1998 and decreased from 4.75% for the three months ended September 30, 1997 to 4.58% for the three months ended September 30, 1998. The average balance of interest-earning assets was $100.7 million for the nine months ended September 30, 1997 as compared to $106.2 million for the nine months ended September 30, 1998. The average balance of interest-bearing liabilities was $90.4 million for the nine months ended September 30, 1997 as compared to $94.1 million for the nine months ended September 30, 1998.

The provision for loan losses amounted to $108,000 and $185,000 for the nine months ended September 30, 1997 and 1998, respectively, and $44,000 and $95,000 for the three months ended September 30, 1997 and 1998, respectively. At September 30, 1997 and 1998, the allowance for loan losses represented 173% and 115%, respectively, of total loans past due more than ninety days. At September 30, 1998, management reviewed the allowance for loan losses in relation to the Company's performance with past collections and chargeoffs, management's experience with the loan portfolio, and observations of the general economic climate and loan loss expectations. From this review and analysis, and based on management's experience and judgment in managing the loan portfolio, it was determined that the allowance for loan losses needed to be approximately $172,000, and therefore, a $95,000 provision was recorded for the quarter ended September 30, 1998.

Non-interest income increased $179,000 from $529,000 for the nine months ended September 30, 1997 to $708,000 for the nine months ended September 30, 1998 and increased by $215,000 from the three months ended September 30, 1997 as compared to the three months ended September 30, 1998. The major reason for these increases was as a result of a $200,000 gain recognized on the sale of land being held for a potential branch location ,which the Company decided not to utilize as a branch location, in August 1998. This gain is included in other non-interest income. The Company saw a decrease in loan fees and service charge income during both the nine and three month periods of 1998. For the nine months ended September 30, 1998, loan fees and service charges amounted to $170,000 as compared to $240,000 for the nine months ended September 30, 1997 and amounted to $62,000 for the three months ended September 30, 1998 as compared to $76,000 for the three months ended September
30, 1997 as a result, primarily, of lower service charge income. Gains on the sale of fixed-rate mortgage loans to the FHLMC recognized for the nine months ended September 30, 1997 were $173,000 as compared to $227,000 for the nine months ended September 30, 1998 and was $62,000 for the three months ended September 30, 1997 as compared to $96,000 for the three months ended September 30, 1998. Insurance commissions and fees during both the nine and three month periods of 1998. They were $68,000 for the nine months ended September 30, 1998 as compared to $45,000 for the nine months ended September 30, 1997 and were $27,000 for the three months ended September 30, 1998 as compared to $17,000 for the three months ended September 30, 1997. The increase in other non-interest income for the nine and three month periods reflects the land sale gain.

Non-interest expense increased $73,000 from the nine months ended September 30, 1997 to the nine months ended September 30, 1998, and $31,000 from $684,000 for the three months ended September 30, 1997 to $715,000 for the three months ended September 30, 1998. Compensation and employee benefits increased $21,000 from $1,265,000 for the nine months ended September 30, 1997 to $1,286,000 for the nine months ended September 30, 1998 and decreased $23,000 from $425,000 for the three months ended September 30, 1997 to $402,000 for the three months ended September 30, 1998. Deposit insurance premiums remained constant from the three and nine month periods ended September 30, 1998 and 1997. Data processing increased $36,000 from $165,000 for the nine months ended September 30, 1997 to $201,000 for the nine months ended September 30, 1998. Other non-interest expenses decreased $35,000 from $416,000 for the nine months ended September 30, 1997 to $381,000 for the nine months ended September 30, 1998 while increasing $21,000 from $121,000 for the three months ended September 30, 1997 to $142,000 for the three months ended September 30, 1998. Management has continued its attempt to control its miscellaneous costs of doing business in recent years.

Other comprehensive income is composed entirely of net unrealized gains and losses on securities classified as available for sale in accordance with SFAS No. 115. For the nine months ending September 30, 1997 and 1998, the Company reported net unrealized gains (losses) on securities, net of income taxes, of $105,000 and $(1,000), respectively. These amounts were $50,000 and $65,000 for the three months ended September 30, 1997 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES. The Company's primary sources of funds are new deposits and proceeds from principal and interest payments on loans and mortgage-backed securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. At September 30, 1998, there were no material commitments for capital expenditures and the Company had unfunded loan commitments of approximately $753,000.

At September 30, 1998, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Company. Further at September
30, 1998, management was not aware of any current recommendations by the regulatory authorities which, if implemented, would have such an effect. The Savings Bank exceeded all of its capital requirements at September 30, 1998.

YEAR 2000 CONSIDERATIONS. Early in 1997, the Bank developed a team to analyze the Year 2000 (Y2K) problem and adopted a strategy to ensure that appropriate changes are properly made for all systems used by the Bank and all products offered to customers. In addition, the Bank's employees were educated on the Y2K issue. The Bank's Y2K team has researched not only the systems which are critical to processing, but also systems and services supplied by other organizations to the Bank.

The Bank has a contingency plan for each mission critical service and product. The plan is designed to prepare the institution for returning to operation in the event that systems do not perform as planned either before or after the century date change. The plan also outlines certain test dates allowing sufficient time to change service providers and software vendors if the applicable system is not compliant.

The Bank's service bureau which provides data processing to the Bank has advised that it expects to resolve any potential problems prior to the Year 2000. Testing of the service bureau's applications are scheduled to begin in November 1998 and continue through March 1999. This provides adequate time to report and correct any problems that may be encountered within an application.

In October 1998, the Bank replaced the computers and certain third party software which were found to be non-compliant for Y2K processing. The cost of such replacement was approximately $99,000, which also included upgrade of certain applications unrelated to the Y2K issue. Other equipment has been tested and will be replaced during 1999, if necessary.

                     PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

From time to time, the Company and any subsidiaries may be a party to various legal proceedings incident to its or their business. At September 30, 1998, there were no legal proceedings to which the Company or any subsidiary was a party, or to which of any of their property was subject, which were expected by management to result in a material loss.

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


The Company did not file a current report on Form 8-K during the quarter covered by this report.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: November 13, 1998 By /s/ Thad R. Bowers
                           -----------------------------
                           Thad R. Bowers
                           President and Chief Executive Officer
                           (Principal Executive and Financial
                           Officer)