Form 10KSB40
period 1998-12-31
TWIN CITY BANCORP INC
filed 1999-03-31
CIK 930373

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1998
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to _______________


                        Commission File Number: 0-25290

                            TWIN CITY BANCORP, INC.
               _________________________________________________
                 (Name of Small Business Issuer in Its Charter)

                      Tennessee                                              62-1582947
______________________________________________________________  ____________________________________
(State or Other Jurisdiction of Incorporation or Organization)  (I.R.S. Employer Identification No.)

310 State at Edgemont, Bristol, Tennessee                                                    37620
_________________________________________________                                         __________
    (Address of Principal Executive Offices)                                              (Zip Code)

        Issuer's Telephone Number, Including Area Code: (423) 989-4400

     Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $1.00 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing re  quirements for the past 90 days.  Yes   X    No
                                                                  ---      ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $9,517,000.

As of March 10, 1999, the aggregate market value of the 855,369 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on such date was approximately $12.1 million based on the closing sales price of $14.125 per share of the registrant's Common Stock on March 10, 1999 as reported on the Nasdaq SmallCap Market./SM/ For purposes of this calculation, the registrant's employee stock ownership plan, management recognition plan and directors and executive officers are deemed affiliates.

The total number of outstanding shares of the registrant's common stock at March 10, 1999 was 1,184,060.

Transitional small business disclosure format (check one):   Yes       No  X
                                                                 ---      ---

                      DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the Proxy Statement for the registrant's 1999 Annual Meeting of Stockholders (the "Proxy Statement"). (Part III)

================================================================================

                                 PART I

Item 1.  Description of Business
--------------------------------

General

     Twin City Bancorp, Inc. Twin City Bancorp, Inc. (the "Company") became the holding company of Twin City Federal Savings Bank (the "Bank") upon the Bank's conversion from mutual to stock form (the "Conversion") on December 29, 1994.
On that date, the Company issued 898,404 shares of its common stock in an initial public offering. Prior to the Conversion, the Company did not engage in any material operations. Since the Conversion, the Company has not had any significant assets other than the outstanding capital stock of the Bank, a portion of the net proceeds of its stock offering and a note receivable from the Company's employee stock ownership plan, and the Company's principal business has been the business of the Bank and its subsidiaries.

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

     As a federal savings bank, the Bank is subject to extensive regulation by the Office of Thrift Supervision ("OTS"). The lending activities and other investments of the Bank must comply with various federal regulatory requirements, and the OTS periodically examines the Bank for compliance with various regulatory requirements. The Bank's deposits are insured to applicable limits by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). The Bank is also subject to certain reserve requirements promulgated by the Board of Governors of the Federal Reserve System ("Federal Reserve Board").

Proposed Legislative and Regulatory Changes

     Legislation has been reintroduced in the U.S. House of Representatives which calls for the modernization of the banking system and which would significantly affect the operations and regulatory structure of the financial services industry, including savings institutions like the Bank. At this time, management does not know what form final legislation might take, or if enacted into law, how the legislation would affect the Company's and Bank's business and operations and competitive environment. For additional information on the provisions of this legislation, see "Regulation of the Bank -- Proposed Legislative and Regulatory Changes."

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

     Historically, savings institutions' residential lending activities primarily consisted of originating fixed-rate mortgage loans with maturities of up to 30 years for retention in the loan portfolio. Since the early 1980s, however, management has sought to increase the interest rate sensitivity of the Bank's loan portfolio by emphasizing the origination of adjustable-rate mortgages and by originating adjustable-rate mortgage loans for portfolio and fixed-rate mortgage loans principally for sale to the FHLMC. During recent periods of declining market interest rates, many borrowers sought to refinance existing mortgages, and most borrowers preferred longer term, fixed-rate mortgage loans rather than shorter term or adjustable-rate mortgage loans. As a result, the Bank's loan originations and sales during these periods reflected a general increase in lending activity, particularly with respect to the origination of fixed-rate loans for sale. During periods when market rates have stabilized or risen somewhat, the Bank's refinance loan originations and loan sales activities have been more consistent with lower historical levels.

     Loan Portfolio Composition. The following table sets forth selected data relating to the composition of the Bank's loan portfolio by type of loan at the dates indicated.

                                               At December 31,
                                     ------------------------------------
                                             1997               1998
                                     -----------------  -----------------
                                      Amount      %      Amount      %
                                     --------  -------  --------  -------
                                            (Dollars in thousands)
Real estate loans --
  Construction loans...............  $ 3,790     4.78%  $10,427    11.76%
  One- to four-family residential..   42,552    53.63    40,303    45.48
  Multi-family residential.........      881     1.11     1,460     1.65
  Non-residential..................    4,971     6.26     8,267     9.33
                                     -------   ------   -------   ------
      Total real estate loans......   52,194    65.78    60,457    68.22
                                     -------   ------   -------   ------

Consumer loans --
  Automobiles......................    4,659     5.87     3,877     4.38
  Savings accounts.................      259     0.33       172     0.19
  Home equity......................   19,730    24.86    22,315    25.18
  Other............................    2,505     3.16     1,794     2.03
                                     -------   ------   -------   ------
      Total consumer loans.........   27,153    34.22    28,158    31.78
                                     -------   ------   -------   ------
      Total loans (1)..............   79,347   100.00%   88,615   100.00%
                                               ======             ======

Less:
  Loans in process.................    1,812              5,462
  Discounts and other..............     (270)              (256)
  Loan loss reserve................      125                194
                                     -------            -------
      Total........................  $77,680            $83,215
                                     =======            =======

--------------------
(1) Does not include $65.9 million of loans the Bank previously sold to the FHLMC and others and serviced at December 31, 1998.


     The following table sets forth information at December 31, 1998 regarding the dollar amount of loans maturing in the Bank's portfolio, including scheduled
repayments of principal based on contractual terms to maturity.   Demand loans,
loans having no schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.


                 Due within 1  Due 1 through  Due after 5
                  year after   5 years after  years after
                 December 31,  December 31,   December 31,
                     1998          1998           1998
                 ------------  -------------  ------------
                              (In thousands)
Real Estate:
 Permanent.....       $22,454        $16,066       $11,510
 Construction..        10,427             --            --
Installment....         6,573         15,173         4,618
Other..........           866            928            --
                      -------        -------       -------
                      $40,320        $32,167       $16,128
                      =======        =======       =======

     The following table sets forth the dollar amount of all loans at December 31, 1998 due on or after December 31, 1999 which have predetermined interest rates and have floating or adjustable interest rates.

                    Predetermined     Floating or
                        Rate       Adjustable Rates
                    -------------  ----------------
                            (In thousands)
Real Estate:
 Permanent........      $13,015           $14,561
 Construction.....           --                --
Installment.......       19,791                --
Other.............          928                --
                        -------           -------
                        $33,734           $14,561
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

     For additional information, see "Management's Discussion and Analysis or Plan of Operation -- Asset/Liability Management" at Item 6 and Note 4 of the Notes to Consolidated Financial Statements at Item 7 of this report.

     Originations, Purchases and Sales of Loans. The following table sets forth information with respect to the Bank's originations, purchases and sales of loans during the periods indicated.

                                                   Year Ended December 31,
                                                   -----------------------
                                                       1997     1998
                                                       ----     ----
                                                       (In thousands)
Loans originated:
  Real estate loans:
    Construction loans.............                  $ 4,246  $ 9,478
    One- to four-family............                   14,494   33,047
  Consumer loans...................                   20,720   14,683
  Commercial loans.................                    2,446    2,530
                                                     -------  -------
      Total loans originated.......                  $41,906  $59,738
                                                     =======  =======

Real estate loans purchased........                  $ 5,826  $ 6,932
                                                     =======  =======

Loans sold:
  Whole loans......................                  $13,049  $22,479
  Participation loans..............                       --       --
                                                     -------  -------

      Total loans sold.............                  $13,049  $22,479
                                                     =======  =======

     Management attributes the increases in loan originations and sales in fiscal 1998 to the lower interest rate environment. In particular lower market rates have stimulated demand for fixed rate mortgages which the Bank originates for resale in the secondary market. Management attributes the decrease in loan originations in 1997 to a general increase in the prevailing interest rates in the first two quarters of the year while the last two quarters saw a general decrease in the prevailing interest rates the Company could offer. In periods of insufficient local loan demand the Bank has purchased (and may in the future purchase) participations and whole loans on a selective basis in market areas and from lenders with which management has developed correspondent relationships and extensive experience and a history of success. These purchased loans typically have adjustable-rates and are secured by primary and, to a lesser extent, secondary residences (but not predominantly rental properties) located in selected developments within the resort area of Hilton Head Island, South Carolina or in economically diverse metropolitan areas, such as the Nashville, Tennessee, Raleigh, North Carolina, Atlanta, Georgia and Washington, D.C. areas. The Bank also has a limited number of purchased lot loans and development loans. Management underwrites the Bank's purchased loans under substantially the same guidelines as the Bank's originated loans, including viewing and photographing the exterior of each property, prior to purchase. The Bank's resulting experience with purchased loans has been favorable, and at that date none of these loans was delinquent or adversely classified or designated by management.

     One- to Four-Family Residential Lending. Historically, the Bank's principal lending activity has been the origination of loans secured by first mortgages on existing one- to four-family residences in the Bank's market area. The Bank also originates significant amounts of loans for the construction of such residences. The purchase price or appraised value of most of such residences generally has been between $75,000 and $175,000, with the Bank's loan amounts averaging approximately $90,000. At December 31, 1998, $40.3 million, or 45.5%, of the Bank's total loans were secured by one- to four-family residences, over 91% of which were existing, owner-occupied, single-family residences in the Bank's market area. At December 31, 1998, $34.3 million, or 85.2%, of the Bank's one- to four-family residential loans had adjustable interest rates, and $6.0 million, or 14.8%, had fixed-rates. During the year ended December 31, 1998, the Bank originated $11.9 million of adjustable-rate loans, which was approximately 36.1% of total mortgage loan originations for that period, and at that date the Bank had $3.3 million of loan commitments, of which $1.1 million was for an adjustable-rate loans.

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

     The Bank offers adjustable-rate, one- to four-family residential mortgage loans. These loans generally are indexed to the weekly average rate on U.S. Treasury securities adjusted to a constant maturity of one year. The rates at which interest accrues on these loans are adjustable annually, generally with limitations on adjustments of two percentage points per adjustment period and six percentage points over the life of the loan. While the Bank's adjustable-rate loans frequently are originated with initially discounted interest rates, such loans are underwritten and borrowers are qualified based on the fully indexed interest rate. The Bank's adjustable-rate loans do not permit negative amortization.

     The retention of adjustable-rate loans in the Bank's portfolio helps reduce the Bank's exposure to increases in prevailing market interest rates. However, there are unquantifiable credit risks resulting from potential increases in costs to borrowers in the event of upward repricing of adjustable-rate loans.
It is possible that during periods of rising interest rates, the risk of default on adjustable-rate loans may increase due to increases in interest costs to borrowers. Further, adjustable-rate loans which provide for initial rates of interest below the fully indexed rates may be subject to increased risk of delinquency or default as the higher, fully indexed rate of interest subsequently replaces the lower, initial rate. Further, although adjustable-rate loans allow the Bank to increase the sensitivity of its interest-earning assets to changes in interest rates, the extent of this interest sensitivity is limited by the initial fixed-rate period before the first adjustment and the periodic and lifetime interest rate adjustment limitations and the ability of borrowers to convert the loans to fixed rates. Accordingly, there can be no assurance that yields on the Bank's adjustable-rate loans will fully adjust to compensate for increases in the Bank's cost of funds. Finally, adjustable-rate loans increase the Bank's exposure to decreases in prevailing market interest rates, although decreases in the Bank's cost of funds tend to offset this effect.

     The Bank's fixed-rate, one- to four-family residential mortgage loans generally are underwritten in accordance with applicable guidelines and requirements for sale to the FHLMC in the secondary market, and it is the Bank's current policy to originate substantially all such loans for prompt sale to the FHLMC, servicing retained and without recourse. The Bank occasionally makes fixed-rate loans for portfolio which may or may not conform with applicable requirements for sale to the FHLMC.

     Construction Lending. The Bank offers single-family residential construction loans to qualified borrowers for construction of one- to four-family residences in the Bank's market area. At December 31, 1998, one- to four-family residential construction loans, constituted $10.4 million, or 11.8%, of the Bank's total loans. Typically, the Bank limits its construction lending to construction-permanent loans to individuals building their primary residences and, to a lesser extent, interim construction loans to selected local builders to build single-family dwellings. These loans may have fixed or adjustable interest rates and are underwritten in accordance with the same standards as the Bank's mortgages on existing properties, except the loans generally provide for disbursement in stages during a construction period of up to 12 months, during which period the borrower is required to make monthly payments of accrued interest on the outstanding loan balance. Construction loans generally have a maximum loan-to-value ratio of 80%. Borrowers must satisfy all credit requirements which would apply to the Bank's permanent mortgage loan financing for the subject property. While the Bank's construction-permanent construction loans convert to permanent loans following construction, the Bank's interim construction loans generally require repayment in full upon the completion of construction.

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

     Consumer Lending. The Bank's consumer loans consist of home equity loans secured by second mortgages on single-family residences in the Bank's market area, automobile loans, demand loans secured by savings accounts at the Bank and other loans. These loans totaled approximately $22.3 million, $3.9 million, $172,000 and $1.8 million, respectively, at December 31, 1998. At December 31, 1998, the Bank had 1,961 consumer loans, with a median loan balance of $15,000, none of which had a balance exceeding $186,000, and none of the Bank's ten largest consumer loans was adversely classified or designated by management.

     The Bank makes second mortgage loans secured by the borrower's residence. These loans, combined with the first mortgage loan, which usually is from the Bank, generally are limited to 85% of the appraised value of the residence. The Bank has emphasized this form of lending in recent years because of its shorter term and higher yield.

     The Bank's automobile loans are generally made directly rather than through dealers. The Bank faces substantial competition for automobile loans, particularly from manufacturers who offer low rate financing as a sales incentive. The Bank has de-emphasized automobile lending over the past several years.

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

     Non-Residential Real Estate Lending. The Bank originates a variety of non-residential real estate loans in order to benefit from the higher origination fees and interest rates, as well as shorter terms to maturity, than could be obtained from single-family mortgage loans. The Bank's non-residential real estate lending includes commercial real estate loans secured by churches, office and apartment buildings and other income-producing commercial properties as well as loans for the development of land. These loans generally have annually adjustable interest rates, with limitations on adjustments of two percentage points per year, and maximum loan-to-value ratios of 75%. At December 31, 1998, the Bank had $8.3 million in non-residential real estate loans. The Bank's largest non-residential real estate loan at December 31, 1998 was a $1.75 million residential development loan on which $924,000 had been disbursed. Its next largest non-residential real estate loan was a $1.6 million loan for the renovation of a golf course on which $519,000 had been disbursed at December 31, 1998. The Bank's third largest non-residential loan was a $1.27 million loan secured by a manufacturing plant. The properties securing each of the foregoing loans are located in Bristol, Tennessee. None of these loans were classified by management as substandard, doubtful or loss or designated by management as
special mention at that date.   For information regarding the Bank's asset
classification policies and nonperforming assets, see "Asset Classification, Allowances for Losses and Nonperforming Assets."

     Non-residential real estate lending entails significant additional risks compared with one- to four-family residential lending. For example, commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers, the payment experience on such loans typically is dependent on the successful operation of the real estate project, and these risks can be significantly impacted by supply and demand conditions in the market for multi-family residential units and commercial office space, and, as such, may be subject to a greater extent to adverse conditions in the economy generally. In addition, church loans may be dependent on the congregation's voluntary contributions, which may be affected by local employment levels and other factors. Land development loans involve higher risks than other loans since the value of the property securing the loan depends on the successful completion of the project, which can be affected by the changes in the national or local economy and other factors that might influence the demand for housing. To minimize the effects of these risks, the Bank generally limits commercial real estate and development lending to its market area and to borrowers with which management has substantial experience or who are otherwise well known to management. It is the Bank's policy to obtain personal guarantees from all principals obtaining commercial real estate and development loans. In assessing the value of such guarantees, the Bank reviews the individual's personal financial statements, credit reports, tax returns and other financial information.

     The aggregate amount of loans which federally chartered savings institutions may make on the security of liens on commercial real estate may not exceed 400% of the institution's capital; however, the limits on commercial real estate lending do not require divestiture of any loan or investment that was lawful when made.

     Commercial Lending. The Bank offers commercial loans for various business purposes on a selected basis and in limited amounts in its market area. At December 31, 1998, the Bank's commercial loans totaled $2.0 million and primarily consisted of small business loans unsecured or secured by equipment or other collateral. At December 31, 1998, the Bank had 47 commercial loans, with a median loan balance of approximately $156,800, none of which had a balance exceeding $700,000. At that date, none of these loans were adversely classified or designated by management.

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

     The Bank receives fees in connection with loan commitments and originations, loan modifications, late payments and changes of property ownership and for miscellaneous services related to its loans. Loan origination fees are calculated as a percentage of the loan principal. The Bank typically receives fees of up to two points (one point being equivalent to 1% of the principal amount of the loan) in connection with the origination of fixed-rate and adjustable-rate residential mortgage loans. The excess, if any, of loan origination fees over direct loan origination expenses is deferred and accreted into income over the contractual life of the loan using the interest method. If a loan is prepaid, refinanced or sold, all remaining deferred fees with respect to such loan are taken into income at such time.

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

     Asset Classification, Allowances for Losses and Nonperforming Assets. Federal regulations require savings institutions to classify their assets on the basis of quality on a regular basis. An asset is classified as substandard if it is determined to be inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require an institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, an institution must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge-off such amount. Federal examiners may disagree with an institution's classifications. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS Regional Director. The Bank regularly reviews its assets to determine whether any assets require classification or re-classification. The Board of Directors reviews and approves all classifications. At December 31, 1998, the Bank had no assets classified as loss, no assets classified as doubtful, $81,400 of assets classified as substandard and no assets designated as special mention. The Bank's total adversely classified assets represented 0.24% of the Bank's total assets and 2.13% of the Bank's Tier 1 capital at December 31, 1998.

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

     The Bank's methodology for establishing the allowance for losses takes into consideration probable losses that have been identified in connection with specific assets as well as losses that have not been identified but can be expected to occur. Management conducts regular reviews of the Bank's assets and evaluates the need to establish allowances on the basis of this review. Allowances are established by the Board of Directors on a regular basis based on an assessment of risk in the Bank's assets taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-off and loss experience, the state of the real estate market, regulatory reviews conducted in the regulatory examination process and economic conditions generally. Allowances are provided for individual assets, or portions of assets, when ultimate collection is considered improbable by management based on the current payment status of the assets and the fair value or net realizable value of the security. At the date of foreclosure or other repossession or at the date the Bank determines a property is an "in-substance foreclosed" property, the Bank transfers the property to real estate acquired in settlement of loans at the lower of cost or fair value. Fair value is defined as the amount in cash or cash-equivalent value of other consideration that a property would yield in a current sale between a willing buyer and a willing seller.
Fair value is measured by market transactions. If a market does not exist, fair value of the property is estimated based on selling prices of similar properties in active markets or, if there are no active markets for similar properties, by discounting a forecast of expected cash flows at a rate commensurate with the risk involved. Fair value generally is determined through an appraisal at the time of foreclosure. At December 31, 1998, the Bank held no properties acquired in settlement of loans for which market values were unavailable. Any amount of cost in excess of fair value is charged-off against the allowance for loan losses. The Bank records an allowance for estimated selling costs of the property immediately after foreclosure. Subsequent to acquisition, the property is periodically evaluated by management and an allowance is established if the estimated fair value of the property, less estimated costs to sell, declines. If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of real estate is recorded.

     The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                                       Year Ended December 31,
                                                       ------------------------
                                                             1997    1998
                                                             ----    ----
                                                        (Dollars in thousands)
Balance at beginning of period..........                    $ 327   $ 125
                                                            -----   -----

Loans charged-off:
  Real estate -- mortgage:
    Residential.........................                       --      --
    Commercial..........................                       --      --
  Consumer..............................                      385     204
                                                            -----   -----
Total charge-offs.......................                      385     204
                                                            -----   -----

Recoveries:
  Residential real estate -- mortgages..                       --      --
  Consumer..............................                       18      41
                                                            -----   -----
Total recoveries........................                       18      41
                                                            -----   -----
Net loans charged-off...................                      367     163
                                                            -----   -----
Provision for loan losses...............                      165     232
                                                            -----   -----

Balance at end of period................                    $ 125   $ 194
                                                            =====   =====

Ratio of net charge-offs to average
  loans outstanding during the period...                     0.48%   0.20%
                                                            =====   =====

     The following table allocates the allowance for loan losses by asset category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                    At December 31,
                                                     ----------------------------------------------
                                                                1997                    1998
                                                     -------------------------   ------------------
                                                                     Percent              Percent
                                                                     of Loans             of Loans
                                                                   in Category          in Category
                                                                    to Total             to Total
                                                     Amount          Loans(1)    Amount   Loans(1)
                                                     ------        -----------   ------ -----------
                                                               (Dollars in thousands)
Real estate:
  Residential (2)..............................       $  20          53.63%       $ 31     45.48%
  Construction.................................          20           4.78          31     11.76
  Commercial (3)...............................          20           7.37          31     10.98
Consumer.......................................          65          34.22         101     31.78
                                                      -----         ------        ----    ------
      Total allowance for loan losses..........       $ 125         100.00%       $194    100.00%
                                                      =====         ======        ====    ======

________________
(1) Before deductions for loans in process, net deferred loans, fees and allowance for loan losses.
(2)  Includes loans held for sale.
(3)  Includes multi-family residential and non-residential real estate loans.

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

     The following table sets forth information with respect to the Bank's nonperforming assets at the dates indicated. At each of these dates, the Bank did not have any nonaccrual or restructured loans.

                                                   At December 31,
                                                  -----------------
                                                    1997     1998
                                                    ----     ----
                                               (Dollars in thousands)
Accruing loans which are contractually
  past due 90 days or more:
  Residential real estate...............            $  --   $  --
  Consumer..............................               13      84
                                                    -----   -----
      Total.............................            $  13   $  84
                                                    =====   =====

Percentage of total loans, net..........             0.02%   0.10%
                                                    =====   =====

Other nonperforming assets (1)..........            $  90   $ 149
                                                    =====   =====

Percentage of all nonperforming
  assets to total assets................             0.09%   0.21%
                                                    =====   =====

-------------------------
(1) Other nonperforming assets represents property acquired by the Bank through foreclosure or repossession or accounted for as an in-substance foreclosure. This property is carried at its net realizable value.

     At December 31, 1998, management had identified no loans which were not reflected in the preceding table, but as to which known information about possible credit problems of borrowers caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms.

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

     The following table sets forth information regarding the Bank's mortgage-backed securities at the dates indicated.

                                               At December 31,
                                              -----------------
                                               1997      1998
                                               ----      ----
                                               (In thousands)

         FHLMC......................          $11,153  $10,805
         FNMA.......................            4,095    1,624
                                              -------  -------
              Total.................          $15,248  $12,429
                                              =======  =======

     The following table sets forth information regarding the scheduled maturities, amortized costs, market value and weighted average yields for the Bank's mortgage-backed securities at December 31, 1998. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                             One to Five Years        Five to Ten Years     More Than Ten Years    Total Mortgage-Backed Securities
                         ------------------------  -----------------------  ---------------------  --------------------------------
                          Carrying      Average     Carrying     Average     Carrying    Average    Carrying   Market    Average
                            Value        Yield        Value       Yield       Value       Yield      Value      Value     Yield
                         -----------  -----------  -----------  ----------  ----------  ---------  --------   -------   --------
                                                                 (Dollars in thousands)
FHLMC..................         $476        6.58%       $1,460       6.67%     $ 8,818       6.74%   $10,754   $10,805     6.76%
FNMA...................           --          --            --         --        1,641       7.35      1,641     1,624     7.35
                         -----------               -----------                 -------               -------   -------
     Total.............         $476        6.58        $1,460       6.67      $10,459       6.83    $12,395   $12,429     6.83
                         ===========               ===========                 =======               =======   =======

          For additional information, see Note 5 to the Notes to Consolidated Financial Statements.

Investment Activities

     The Bank is permitted under federal law to make certain investments, including investments in securities issued by various federal agencies and state and municipal governments, deposits at the FHLB of Cincinnati, certificates of deposits in federally insured institutions, certain bankers' acceptances and federal funds. The Bank may also invest, subject to certain limitations, in commercial paper having one of the two highest investment ratings of a nationally recognized credit rating agency, and certain other types of corporate debt securities and mutual funds. Federal regulations require the Bank to maintain an investment in FHLB of Cincinnati stock and a minimum amount of liquid assets which may be invested in cash and specified securities. From time to time, the OTS adjusts the percentage of liquid assets which savings institutions are required to maintain. For additional information, see " Regulation of the Bank -- Liquidity Requirements."

     The general objectives of the Bank's investment policy are (i) to provide liquidity to meet day to day, cyclical and long term changes in the composition of assets and to increase the interest rate sensitivity of the Bank's assets,
(ii) to make a strong and stable contribution to earnings, (iii) to provide a suitable balance of quality and diversification to the Bank's assets, and (iv) to absorb funds when loan demand is weak and to provide lendable funds when demand is strong. Currently, the Bank's investment portfolio consists of cash, U.S. government and agency issues, FHLB stock, overnight deposits and deposits in the FHLB of Cincinnati.

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

     The following table sets forth information regarding the Company's investment securities and other investments at the dates indicated.

                                                       At December 31,
                                                      -----------------
                                                        1997      1998
                                                        ----      ----
                                                        (In thousands)
    Investment securities:
      U.S. government and agency securities..          $ 4,000  $ 1,508
      Equity securities......................                4        4
                                                       -------  -------
         Total investment securities.........            4,004    1,512
    Interest-earning deposits................            5,317    8,081
    FHLB stock...............................              720      773
                                                       -------  -------
         Total investments...................          $10,041  $10,366
                                                       =======  =======

     The following table sets forth information regarding the scheduled maturities and weighted average yields for each range of maturities of the Bank's investment securities and certain other investments at December 31, 1998.

                                                                                            More than                Total
                             One Year or Less    One to Five Years   Five to Ten Years      Ten Years        Investment Securities
                             -----------------   -----------------   -----------------  -----------------  -------------------------
                             Carrying  Average   Carrying   Average  Carrying  Average  Carrying  Average  Carrying  Market  Average
                              Value     Yield     Value      Yield    Value     Yield     Value    Yield    Value    Value    Yield
                             --------  -------   --------   -------  --------  -------  --------  -------  --------  ------  -------
                                                                     (Dollars in thousands)
U.S. government and
  agency securities........  $1,508     5.83%     $   --      --%     $   --     --%    $  --        --%   $1,508   $1,508    5.83%
Equity securities (1)......      --       --          --      --          --     --         4    330.00         4        4  330.00
                             ------               ------              ------            -----              ------   ------
     Total.................  $1,508     5.83      $   --      --      $   --     --     $   4    330.00    $1,512   $1,512    6.68
                             ======               ======              ======            =====              ======   ======

---------
(1) Consists of common stock issued by Tennessee Life Insurance Company, carried at cost.

     For additional information, see Note 3 to the Notes to Consolidated Financial Statements.

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

                                                               Year Ended December 31,
                                                   --------------------------------------------
                                                            1997                   1998
                                                   ----------------------  --------------------
                                                   Interest-               Interest-
                                                    Bearing                Bearing
                                                     Demand       Time      Demand      Time
                                                    Deposits    Deposits   Deposits   Deposits
                                                   ----------  ----------  ---------  ---------
                                                              (Dollars in thousands)
Average balance..................................    $21,937     $59,676    $25,756    $56,071
Average rate.....................................       3.97%       5.51%      2.25%      5.04%

     The following table sets forth the time deposits in the Bank classified by rates at the dates indicated.

                                                                                      At December 31,
                                                                                      ---------------
                                                                                      1997       1998
                                                                                      ----       ----
                                                                                       (In thousands)
   2 - 3.99%......................................................................   $    95    $   255
   4 - 5.99%......................................................................    44,667     46,026
   6 - 7.99%......................................................................    15,493      7,644
   8 - 9.99%......................................................................        58         18
                                                                                      -------    -------
                                                                                      $60,313    $53,943
                                                                                      =======    =======

     The following table sets forth the amount and maturities of time deposits in the Bank at December 31, 1998.

                                                                                                   Amount Due
                                                                                    ----------------------------------------
                                                                                    Less Than                         After
Rate                                                                                 One Year  1-2 Years  2-3 Years  3 Years  Total
----                                                                                ---------  ---------  ---------  -------  -----
                                                                                                   (In thousands)
 2 - 3.99%........................................................................   $   255    $    --    $   --   $    --  $   255
 4 - 5.99%........................................................................    36,370      7,213     1,314     1,129   46,026
 6 - 7.99%........................................................................     1,791      4,406       260     1,187    7,644
 8 - 9.99%........................................................................        18         --        --        --       18
                                                                                     -------    -------    -------   ------  -------
                                                                                     $38,434    $11,619    $ 1,574   $2,316  $53,943
                                                                                     =======    =======    =======   ======  =======

     The following table indicates the amount of the certificates of deposit of $100,000 or more in the Bank by time remaining until maturity at December 31, 1998.

                                                  Certificates
                Maturity Period                    of Deposit
                ---------------                   ------------
                                                 (In thousands)
                Three months or less...........     $ 2,694
                Over three through six months..       3,406
                Over six through 12 months.....       2,333
                Over 12 months.................       2,120
                                                    -------
                  Total.........................    $10,553
                                                    =======

     For additional information, see Note 10 to the Notes to Consolidated Financial Statements.

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

     Advances are made pursuant to several different programs, each of which has its own interest rate and range of maturities. Advances from the FHLB of Cincinnati are secured by the Bank's stock in the FHLB and a portion of the Bank's mortgage loan portfolio. At December 31, 1998, the Bank had $8.5 million of advances outstanding from the FHLB of Cincinnati, with rates of 4.53% to 5.26% and terms of up to 10 years. For additional information, see Note 11 to the Notes to Consolidated Financial Statements.

                                                      At of or For the Year
                                                        Ended December 31,
                                                            1998 (1)
                                                     ----------------------
                                                     (Dollars in thousands)
    FHLB Advances:
      Amount outstanding at end of period..........          $8,500
      Weighted average rate paid...................            4.95%
      Maximum amount outstanding at any month end..          $8,500
      Approximate average amount outstanding.......          $4,333
      Approximate weighted average rate paid.......            4.82%

    __________
    (1) Average balance of borrowings did not exceed 30% of stockholders equity for fiscal years 1997 or 1996.

Subsidiary Activities

     Federally chartered savings institutions are permitted to invest up to 2% of their assets in subsidiary service corporations, plus an additional 1% in subsidiaries engaged in specific community purposes. Federal associations are also authorized to make investments without limit in "operating subsidiaries" that engage solely in activities that federal associations may conduct directly. The Bank's principal wholly owned subsidiary, TCF Investors, Inc. ("TCFI"), sells credit and mortgage life insurance and title insurance, and provides land surveying for the Bank. The Bank's other subsidiary, Magnolia Investment, Inc.,
holds real estate acquired by the Bank through foreclosure.   At December 31,
1998, Magnolia Investment, Inc. held one property with a net book value of $90,000.

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

Regulation of the Bank

     General. As a federal savings bank, the Bank is subject to extensive regulation by the OTS. The lending activities and other investments of the Bank must comply with various federal regulatory requirements, and the OTS periodically examines the Bank for compliance with various regulatory requirements. The FDIC also has the authority to conduct special examinations. The Bank must file reports with OTS describing its activities and financial condition and is also subject to certain reserve requirements promulgated by the Federal Reserve Board. This supervision and regulation is intended primarily for the protection of depositors.

     Proposed Legislative and Regulatory Changes. The U.S. Congress is in the process of drafting legislation which may have a profound effect on the financial services industry. On January 6, 1999 legislation restructuring the activities and regulations oversight of the financial services industry ("H.R. 10") was reintroduced in the U.S. House of Representatives. The stated purposes of the legislation are to enhance consumer choice in the financial services marketplace, level the playing field among providers of financial services and
increase competition.   H.R. 10 would permit affiliations between commercial
banks, securities firms, insurance companies and, subject to certain limitations, other commercial enterprises allowing holding companies to offer new services and products. In particular, H.R. 10 repeals the Glass-Steagall Act prohibitions on banks affiliating with securities firms and thereby allow holding companies to engage in securities underwriting and dealing without limits and to sponsor and act as distributor for mutual funds and also removes the Bank Holding Company Act's prohibitions on insurance underwriting allowing holding companies to underwrite and broker any type of insurance product. H.R. 10 also calls for a new regulatory framework for financial institutions and their holding companies. The legislation preserves the thrift charter and all existing thrift powers, but would restrict the activities of new unitary thrift holding companies. At this time, it is unknown how H.R. 10 will be modified, or if enacted, what form the final version of the legislation might take and how the legislation may affect the Company's and Bank's business and operations.

     Federal Home Loan Bank System. The Bank is a member of the FHLB System, which consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Cincinnati, the Bank is required to acquire and hold shares of capital stock in the FHLB of Cincinnati in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Cincinnati, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB of Cincinnati stock at December 31, 1998 of $773,000.

     The FHLB of Cincinnati serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Cincinnati. Long-term advances may only be made for the purpose of providing funds for residential housing finance. At December 31, 1998, the Bank had $8.5 million in advances outstanding with the FHLB of Cincinnati. See "Deposit Activity and Other Sources of Funds -- Borrowings."

     Liquidity Requirements. The Bank is required to maintain average daily balances of liquid assets (cash, certain time deposits, time and savings deposits in certain institutions, bankers' acceptances, obligations of the United States and states and political subdivisions thereof, shares in mutual funds with certain restricted investment policies, highly rated corporate debt and commercial paper) equal to the monthly average of not less than a specified percentage (currently 4%) of its net withdrawable savings deposits plus short-term borrowings. Monetary penalties may be imposed for failure to meet liquidity requirements. The average daily liquidity ratio of the Bank for the month of December 1998 was 20.7%.

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

     At December 31, 1998, approximately 84.84% of the Bank's assets were invested in Qualified Thrift Investments as currently defined.

     Regulatory Capital Requirements. Under OTS capital standards, savings institutions must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, "Tier 1" or "core" capital equal to at least 4% of adjusted total assets (3% if the institution is rated composite 1 under the OTS examination rating system) and "total" capital (a combination of core and "supplementary" capital) equal to at least 8% of "risk-weighted" assets. In addition, the OTS has adopted regulations which impose certain restrictions on institutions that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution has a CAMELS 1 rating). For purposes of these regulations, Tier 1 capital has the same definition as core capital. See "Prompt Corrective Regulatory Action." Core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of a savings institution's intangible assets for which no market exists. Limited exceptions to the deduction of intangible assets are provided for mortgage and mortgage servicing rights and qualifying supervisory goodwill. Tangible capital is given the same definition as core capital, but does not include an exception for qualifying supervisory goodwill and is reduced by the amount of all the savings institution's intangible assets with only a limited exception for mortgage servicing rights and purchased credit card relationships.

     Adjusted total assets are a savings institution's total assets as determined under generally accepted accounting principles, adjusted for certain goodwill amounts, and increased by a pro rated portion of the assets of subsidiaries in which the institution holds a minority interest and which are not engaged in activities for which the capital rules require deduction of its debt and equity investments. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the portion of the institution's investments in subsidiaries that must be netted against capital under the capital rules and, for purposes of the core capital requirement, qualifying supervisory goodwill. At December 31, 1998, the Bank's adjusted total assets for purposes of the Tier 1 capital requirements were $113.3 million and the Bank was in compliance with both its tangible and Tier 1 capital requirements.

     In determining compliance with the risk-based capital requirement, a savings institution is allowed to use both core capital and supplementary capital provided the amount of supplementary capital used does not exceed the institution's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments, a portion of the institution's general loss allowances and up to 45% of unrealized gains on equity securities. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements, the portion of the savings institution's land loans and non-residential construction loans in excess of an 80% loan-to-value ratio and equity investments other than those deducted from core and tangible capital. As of December 31, 1998, the Bank had no land or non-residential construction loans in excess of an 80% loan-to-value ratio and no equity investments for which OTS regulations require a deduction from total capital.

     The risk-based capital requirement is measured against risk-weighted assets, which equal the sum of each on-balance-sheet asset and the credit-equivalent amount of each off-balance-sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, cash and securities backed by the full faith and credit of the U.S. government are given a 0% risk weight. Mortgage-backed securities that qualify under the Secondary Mortgage Enhancement Act, including those issued, or fully guaranteed as to principal and interest, by the FNMA or FHLMC, are assigned a 20% risk weight. Single-family first mortgages not more than 90 days past due with loan-to-value ratios not exceeding 80%, multi-family first mortgages not more than 90 days past due with loan-to-value ratios not exceeding 80% (75% if rate is adjustable), annual net operating income equal to not less than 120% of debt service (115% if loan is adjustable), and certain qualifying loans for the construction of one- to four-family residences pre-sold to home purchasers are assigned a risk weight of 50%. Consumer loans, non-qualifying residential construction loans and commercial real estate loans, repossessed assets and assets more than 90 days past due, as well as all other assets not specifically categorized, are assigned a risk weight of 100%. The portion of equity investments not deducted from core or supplementary capital is assigned a 100% risk-weight. As of December 31, 1998, the Bank's risk-weighted assets were approximately $73.1 million and the Bank was in compliance with its total capital requirement.

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

     The OTS calculates the sensitivity of an institution's net portfolio value based on data submitted by the institution in a schedule to its quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the OTS. The amount of the interest rate risk component, if any, to be deducted from an institution's total capital will be based on the institution's Thrift Financial Report filed two quarters earlier. Institutions with less than $300 million in assets and a risk-based capital ratio above 12% are generally exempt from filing the interest rate risk schedule with their Thrift Financial Reports. However, the OTS will require any exempt institution that it determines may have a high level of interest rate risk exposure to file such schedule on a quarterly basis. Based on information provided by the OTS, management does not believe that the Bank would be deemed to have more than normal level of interest rate risk under the rule as of December 31, 1998.

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

     Deposit Insurance. The Bank is required to pay assessments based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the SAIF. Under the Federal Deposit Insurance Act, the FDIC is required to set semi-annual assessments for SAIF-insured institutions at a level necessary to maintain the designated reserve ratio of the SAIF at 1.25% of estimated insured deposits or at a higher percentage of estimated insured deposits that the FDIC determines to be justified by circumstances indicating a significant risk of substantial future losses to the SAIF.

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

     For a period of time, savings institutions with SAIF-assessable deposits, like the Bank, were required to pay higher deposit insurance premiums than institutions with deposits insured by the Bank Insurance Fund ("BIF"). In order to recapitalize the SAIF and address the premium disparity, the Deposit Insurance Funds Act of 1996 authorized the FDIC to impose a one-time special assessment on institutions with SAIF-assessable deposits based on the amount determined by the FDIC to be necessary to increase the reserve levels of the SAIF to the designated reserve ratio of 1.25% of insured deposits. Institutions were assessed at the rate of 65.7 basis points based on the amount of their SAIF-assessable deposits as of March 31, 1995. As a result of the special assessment the Bank incurred a pre-tax expense of $534,000 during fiscal 1996.

     The FDIC has adopted an assessment schedule for SAIF deposit insurance pursuant to which the assessment rate for well-capitalized institutions with the highest supervisory ratings is zero and institutions in the lowest risk assessment classification are assessed at the rate of 0.27% of insured deposits. Until December 31, 1999, however, SAIF-insured institutions, will be required to pay assessments to the FDIC at the rate of 6.5 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to finance takeovers of insolvent thrifts. During this period, BIF members will be assessed for these obligations at the rate of 1.3 basis points. After December 31, 1999, both BIF and SAIF members will be assessed at the same rate for FICO payments.

     Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a savings institution must maintain average daily reserves equal to 3% on net transaction accounts between $4.9 million and $46.5 million, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of December 31, 1998, the Bank met its reserve requirements.

     Dividend Restrictions. Under the OTS prompt corrective action regulations, the Bank would be prohibited from making any capital distributions if, after making the distribution, it would have: (i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or
(iii) a Tier 1 leverage ratio of less than 4.0%. See "Prompt Corrective Regulatory Action." The OTS, after consultation with the FDIC, however, may permit an otherwise prohibited stock repurchase if made in connection with the issuance of additional shares in an equivalent amount and the repurchase will reduce the institution's financial obligations or otherwise improve the institution's financial condition. Under OTS regulations, the Bank is not permitted to pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the Bank at the time of its conversion to stock form.

     Savings institutions must submit notice to the OTS prior to making a capital distribution if (a) they would not be well-capitalized after the distribution, (b) the distribution would result in the retirement of any of the institution's common or preferred stock or debt counted as its regulatory capital, or (c) the institution is a subsidiary of a holding company. A savings institution must make application to the OTS to pay a capital distribution if
(x) the institution would not be adequately capitalized following the distribution, (y) the institution's total distributions for the calendar year exceeds the institution's net income for the calendar year to date plus its net income (less distributions) for the preceding two years, or (z) the distribution would otherwise violate applicable law or regulation or an agreement with or condition imposed by the OTS.

     In addition to the foregoing, earnings of the Bank appropriated to bad debt reserves and deducted for federal income tax purposes are not available for payment of cash dividends or other distributions to the Company without payment of taxes at the then current tax rate by the Bank on the amount of earnings removed from the reserves for such distributions. See "Taxation."

     Limits on Loans to One Borrower. Savings institutions generally are subject to the lending limits applicable to national banks. With certain limited exceptions, a savings institution's loans and extensions of credit outstanding to a person at one time shall not exceed 15% of the unimpaired capital and surplus of the institution. An institution may lend an additional amount equal to 10% of unimpaired capital and surplus, if such loan is fully secured by readily marketable collateral. Savings institutions are additionally authorized to make loans to one borrower, for any purpose, in an amount not to exceed $500,000. The lending limits generally do not apply to purchase money mortgage notes taken from the purchaser of real property acquired by the institution in satisfaction of debts previously contracted if no new funds are advanced to the borrower and the institution is not placed in a more detrimental position as a result of the sale. Certain types of loans are excepted from the lending limits, including loans secured by savings deposits.

     At December 31, 1998, the maximum amount that the Bank could have lent to any one borrower under the 15% limit was approximately $1.9 million. At such date, the largest aggregate amount of loans that the Bank had outstanding to any one borrower or group of affiliated borrowers was $1.3 million.

     Transactions with Affiliates. A savings institution or its subsidiaries may not engage in "covered transactions" with any one affiliate in an amount greater than 10% of such institution's capital stock and surplus, and for all such transactions with all affiliates the savings institution is limited to an amount equal to 20% of such capital stock and surplus. All such transactions must also be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution. In addition to the foregoing restrictions, no savings institution may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution. The Bank is also subject to the anti-tying provisions of the Home Owners' Loan Act which prohibit a savings institution from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions.

     Loans to Executive Officers and Principal Stockholders. Loans to directors, executive officers and principal stockholders, and their related interests, must be made on terms substantially the same as offered in comparable transactions to other persons unless the loan is made pursuant to a benefit or compensation program that is widely available to employees and does not give preference to insiders. Loans to any executive officer, director or greater than 10% stockholder of a savings institution, and their related interests, may not exceed, together with all other outstanding loans to such person and affiliated entities, the institution's loan to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus) and all loans to all executive officers, directors and greater than 10% stockholders, and all their related interests, may not, in the aggregate, exceed the institution's capital and surplus. Loans to directors, executive officers and greater than 10% stockholders of a savings institution, and their respective related interests, in excess of the greater of $25,000 or 5% of capital and surplus (up to $500,000) must be approved in advance by a majority of the board of directors of the institution with any "interested" director not participating in the voting. Loans to executive officers of depository institutions must be made on terms not more favorable than those afforded to other borrowers, approved by the board of directors of the institution, and are subject to reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers. The Bank is also subject to certain provisions of Section 106(b) of the Bank Holding Company Act which prohibit extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

     Prompt Corrective Regulatory Action. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements, including a leverage limit, a risk-based capital requirement, and any other measure deemed appropriate by the federal banking regulators for measuring the capital adequacy of an insured depository institution. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements. An institution that fails to meet the minimum level for any relevant capital measure (an "undercapitalized institution") may be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and
(iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A "significantly undercapitalized" institution, as well as any undercapitalized institution that does not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution may also be required to divest the institution or the institution could be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. In their discretion, the federal banking regulators may also impose the foregoing sanctions on an undercapitalized institution if the regulators determine that such actions are necessary to carry out the purposes of the prompt corrective provisions. If an institution's ratio of tangible capital to total assets falls below the "critical capital level" established by the appropriate federal banking regulator, the institution will be subject to conservatorship or receivership within specified time periods.

     Under the implementing regulations, the federal banking regulators, including the OTS, generally measure an institution's capital adequacy on the basis of its total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). Under the regulations, an institution that is not subject to an order or written directive to meet or maintain a specific capital level is deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) a leverage ratio of 5.0% or greater. An "adequately capitalized" savings institution is a savings institution that does not meet the definition of well capitalized and has: (i) a total risk-based capital ratio of 8.0% or greater; (ii) a Tier 1 capital risk-based ratio of 4.0% or greater; and
(iii) a leverage ratio of 4.0% or greater (or 3.0% or greater if the savings institution has a CAMELS 1 rating). An "undercapitalized institution" is a savings institution that has: (i) a total risk-based capital ratio less than 8.0%; or (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0% (or 3.0% if the institution has a CAMELS 1 rating). A "significantly undercapitalized" institution is defined as a savings institution that has: (i) a total risk-based capital ratio of less than 6.0%; or
(ii) a Tier 1 risk-based capital ratio of less than 3.0%; or (iii) a leverage ratio of less than 3.0%. A "critically undercapitalized" savings institution is defined as an institution that has a ratio of "tangible equity" to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The OTS may reclassify a well capitalized savings institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically undercapitalized) if the OTS determines, after notice and an opportunity for a hearing, that the savings institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMELS rating category.

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

     The federal banking agencies, including the OTS, have also established Year 2000 readiness safety and soundness guidelines requiring all insured depository institutions to implement procedures by specified key dates to ensure the institution can continue business operations after January 1, 2000. Every institution must identify its internal and external "mission-critical" systems (i.e., those systems vital to the continuance of a core business activity) and develop a written plan establishing priorities, oversight and reasonable deadlines to complete the testing and renovation of mission-critical systems.
In addition, an institution must prepare a written business resumption contingency plan that defines scenarios where mission-critical systems might fail, evaluates contingency options to keep business operations going and provides for testing of the contingency plan by an independent party. Every depository institution must also identify among its customers those persons that represent a material risk to the institution in the event the customer is not Year 2000 compliant and implement appropriate risks controls to manage and mitigate the customer's Year 2000 risk to the institution. The federal banking agencies will examine the institution's overall progress in meeting the Year 2000 readiness guidelines. In the event an institution has failed to renovate its mission-critical systems or is not on schedule with key dates, the institution must draft a remediation contingency plan outlining alternative strategies to comply with the guidelines and locate available third party providers. The agencies, in their sole discretion, may take actions under the FDICIA, the safety and soundness guidelines or any other action available to them, including enforcement action, to ensure an institution's Year 2000 readiness. For additional information, see "Item 6. --Management's Discussion and Analysis or Plan of Operation --Year 2000 Readiness Disclosure."

Regulation of the Company

     The Company is a savings and loan holding company and, as such, subject to OTS registration, regulation, examination, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Company and affiliates thereof. The Company also is required to file certain reports with, and otherwise comply with the rules and regulations of, the Securities and Exchange Commission under the federal securities laws.

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

     If the Company were to acquire control of another savings institution, other than through merger or other business combination with the Bank, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings institution meets the QTL test, the activities of the Company and any of its subsidiaries (other than the Bank or other subsidiary savings institutions) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution may commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity, upon prior notice to, and no objection by, the OTS, other than: (i) furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution; (iv) holding or managing properties used or occupied by a subsidiary savings institution;
(v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the Federal Reserve Board as permissible for bank holding companies. A multiple savings and loan holding company must obtain the approval of the OTS prior to engaging in the activities described in
(vii) above.

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

     The legislation provides for a suspension of this recapture if the institution meets the "residential loan requirement." This requirement is met if the principal amount of residential loans that the institution originates during its first taxable year after December 31, 1995, exceeds the average of the principal amounts of residential loans made by the institution during the six most recent taxable years beginning before January 1, 1996. If the requirement is met, the recapture is suspended until a taxable year beginning January 1, 1998, or until the residential loan requirement is not met in a subsequent year.

     The Bank historically elected to use the percentage of taxable income method. Under the percentage of taxable income method, the bad debt reserve deduction for qualifying real property loans is computed as a percentage, which Congress has reduced from as much as 60% in prior years to 8% of taxable income, with certain adjustments, effective for taxable years beginning after 1986. The allowable deduction under the percentage of taxable income method (the "percentage bad debt deduction") for taxable years beginning before 1987 was scaled downward in the event that less than 82% of the total dollar amount of the assets of an association were within certain designated categories. When the percentage method bad debt deduction was lowered to 8%, the 82% qualifying assets requirement was lowered to 60%. For all taxable years, there is no deduction in the event that less than 60% of the total dollar amount of the assets of an association falls within such categories. Moreover, in such case, the Bank could be required to recapture, generally over a period of up to four years, their existing bad debt reserve. As of December 31, 1998, more than the required amount of the Bank's total assets fell within such category.

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

     The Company's state income tax returns have not been examined by the regulatory authorities since 1992. For additional information, see Note 12 to the Notes to Consolidated Financial Statements.

Executive Officers Who Are Not Directors

     The following table sets forth information regarding the executive officers of the Bank who do not serve on the Board of Directors.

                                        Age at
                                     December 31,
Name                                    1998               Title
----                                 ------------          -----
Robert C. Glover                         41                Executive Vice President/Manager, Mortgage Loan Administration,
                                                             Mortgage Banking and Compliance Officer
Brenda N. Baer                           65                Secretary/Treasurer
Judith O. Bowers                         49                Senior Vice President and Manager of the Volunteer Parkway
                                                             Branch, Investor Relations Officer
Michael H. Phipps                        54                Senior Vice President Consumer/Commercial Loans
Joyce S. Rouse                           55                Senior Vice President - Operations
John M. Wolford                          53                Senior Vice President - Mortgage Production

     Brenda N. Baer has served as Secretary/Treasurer since 1989. She joined the Bank in 1972. Ms. Baer resigned from employment with the Bank in May 1998, but retains her officer positions.

     Judith O. Bowers has served as Manager of the Bank's Volunteer Parkway Branch since 1990 after serving as Branch Manager of the Bank's West Office since 1981. She joined the Bank in 1980. Ms. Bowers became Senior Vice President of the Bank in 1995. Ms. Bowers is married to Thad R. Bowers.

     Robert C. Glover joined the Bank in 1984 and has served as Vice President of the Bank since 1993. He became Senior Vice President in 1994 and Executive Vice President in December 1998. His various community involvements include service on the board of directors of Avoca Youth Baseball and is active as an Elder of Central Christian Church.

     Michael H. Phipps joined the Bank in 1980 as Chief Appraiser and Mortgage Loan Officer. He became Vice President of Consumer Lending in 1985 and has served as Senior Vice President in the same capacity since 1994. He is President-elect of the Board of Directors of the Country Club of Bristol, a licensed Real Estate Appraiser, a past Director of the Bristol Credit Bureau, former President of Western Little League. He is an active member of Redeemer Lutheran Church and serves on the church council.

     Joyce S. Rouse assumed the position of Senior Vice President - Operations in 1994. Prior to that time, Ms. Rouse served as Vice President - Operations since 1982. She joined the Bank in 1961. Ms. Rouse is active in Volunteer Baptist Church.

     John M. Wolford joined the Bank in 1965 and assumed the position of Senior Vice President - Mortgage Production in 1994. Prior to that time, he served as Vice President of the Bank since 1978. Mr. Wolford is a Board Member and Executive Committee Member of the Bristol Family YMCA and serves as a Trustee of the Bristol Family YMCA Endowment Fund. He is an active member of Pleasant View United Methodist Church and also serves on the Board of Governors of Beaver Creek Walk, Inc. and the Bristol Junior Steer Show.

Employees

     As of December 31, 1998, the Bank had 59 full-time and five part-time employees, none of whom was represented by a collective bargaining agreement.

Item 2.  Description of Property
--------------------------------

     The following table sets forth information regarding the Bank's offices at December 31, 1998. All offices are owned by the Bank and are in Bristol, Tennessee.

                                  Book Value at
                           Year    December 31,    Approximate
                          Opened      1998       Square Footage
                          ------  -------------  --------------
Main Office:
310 State Street           1958     $1,405,910        13,600

Branch Offices:
844 Volunteer Parkway      1974        856,723         2,700
2708 West State Street     1978        298,335         1,900

     The book value of the Bank's investment in furnishings and equipment totaled $679,775 at December 31, 1998.


Item 3.  Legal Proceedings
--------------------------

     From time to time, the Bank is a party to various legal proceedings incident to its business. At December 31, 1998, there were no legal proceedings to which the Company, the Bank or its subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.


                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

     The Company's common stock trades on the Nasdaq SmallCap Market/SM/ under the symbol "TWIN." As of March 10, 1999, there were 1,184,060 shares of the common stock outstanding and 445 stockholders of record. The quarterly high and low closing prices for the common stock as reported on the Nasdaq SmallCap Market/SM/ and dividends declared and paid are shown in the table below.


1998                               First    Second    Third    Fourth    Year
----                               -----    ------    -----    ------    ----
            High                   $ 15.50   $14.75   $13.75   $ 15.00   $15.50
            Low                    $14.375   $13.25   $12.75   $12.875   $12.75
            Dividends Declared
            & Paid Per Share       $  0.10   $ 0.10   $ 0.10   $  0.10   $ 0.40


1997                               First    Second    Third    Fourth    Year
----                               -----    ------    -----    ------    ----
            High                   $ 12.67   $13.18   $13.88   $ 15.50   $15.50
            Low                    $ 11.67   $12.00   $12.83   $ 13.50   $11.67
            Dividends Declared
            & Paid Per Share       $  0.11   $ 0.11   $ 0.11   $  0.10   $ 0.43

     The information set forth (i) under "Item 1. Business -- Regulation of the Bank -- Dividend Restrictions," and (ii) in Note 1 of the Notes to Consolidated Financial Statements under "Item 7. Financial Statements," are incorporated herein by reference.

Item 6.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

General

     The earnings of the Company and the Bank depend primarily on the Bank's level of net interest income, which is the difference between interest earned on the Bank's interest-earning assets, consisting primarily of mortgage loans, mortgage-backed securities, interest-bearing deposits at other institutions, investment securities and other investments, and the interest paid on interest-bearing liabilities which have consisted primarily of savings deposits and FHLB advances. Net interest income is a function of the Bank's interest rate spread, which is the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities, as well as a function of the average balance of interest-earning assets as compared to interest-bearing liabilities. During 1998, the Company's net interest income increased as a result of a decrease in the average cost of interest-bearing liabilities due to a decrease in the average rates paid on deposits and borrowings. The Bank's earnings are also affected by its level of noninterest income including primarily service fees and charges and gains on sales of loans, and noninterest expense, including primarily compensation and employee benefits, occupancy and equipment and data processing expenses. Earnings of the Bank also are affected significantly by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities, which events are beyond the control of the Bank.

Comparison of Financial Condition at December 31, 1998 and 1997

     The Company's total consolidated assets grew by $4.6 million or 4.2% to $113.2 million at December 31, 1998 from $108.7 million at December 31, 1997. Substantially all of the Company's asset growth can be traced to the growth in the loan portfolio which increased by $5.5 million, or 7.1% from $77.7 million at December 31, 1997 to $83.2 million at December 31, 1998. Loan portfolio growth was led by a $6.6 million, or 175.12%, increase in construction loans which totaled $10.4 million at December 31, 1998 compared to $3.8 million at December 31, 1997. The Company attributes the increase in construction lending to the lower rate environment which has encouraged more individuals to construct new homes in the Bank's market area. The Company also recorded a $2.6 million, or 13.10%, increase in home equity loans which grew from $19.7 million at December 31, 1997 to $22.3 million at December 31, 1998. The Company has emphasized home equity lending over the past several years since such lending provides a higher yielding, shorter term investment than permanent mortgage lending. Also contributing to loan portfolio growth was a $2.5 million, or 65.68%, increase in commercial real estate loans. At December 31, 1998, the commercial real estate loan portfolio totaled $6.4 million compared to $3.9 million at December 31, 1997. The increase in this lending area reflects the
Company's efforts to selectively expand this portion of the portfolio.   In
addition, the Company experienced a $1.3 million, or 67.25%, increase in loans secured by other real estate. This increase was due to the origination of a development loan. The growth in these portfolios offset declines in the Company's portfolios of one-to-four-family mortgages and installment loans. One-to-four-family mortgages declined $2.2 million, or 5.29%, to $40.3 million at December 31, 1998 from $42.6 million at December 31, 1997. The Company's one-to-four-family mortgage loan portfolio primarily consists of adjustable-rate loans which borrowers have chosen to refinance into fixed-rate loans in the lower interest rate environment. Other installment loans (which consist primarily of automobile loans) declined $1.5 million, or 20.84%, to $5.7 million at December 31, 1998 compared to $7.2 million at December 31, 1997 as a result of the Company's decision to de-emphasize automobile lending.

     Funds not invested in loans were invested in other interest-earning assets to create the Company's investment portfolio. The most liquid assets are the funds invested in FHLB overnight deposits. These liquid assets increased $2.8
million during the year ended December 31, 1998.   Investment securities as of
December 31, 1998, totaled $1.5 million compared with $4.0 million at December 31, 1997. The decrease at December 31, 1998 was a result of the Company's funding of increased loan activity resulting from a decrease in interest rates. Mortgage-backed securities as of December 31, 1998 totaled $12.4 million compared with $15.2 million at December 31, 1997. At December 31, 1998, unrealized gains on securities available-for-sale, amounted to $38,000.

     Deposit comparisons show a $3.2 million, or 3.5%, decrease in deposits in the year ended December 31, 1998. From time to time supplemental cash in addition to regular cash flows has been obtained from the FHLB of Cincinnati in the form of cash management advances, and at December 31, 1998, the Company had $8.5 million in advances from the FHLB of Cincinnati. The Company used FHLB advances to fund loan demand due to the low rates offered by the FHLB for the advances.

     Stockholders' equity increased $141,000 during fiscal 1998. In 1998, the Company earned $1.3 million of net income while paying cash dividends of $465,000. As a component of stockholders' equity, the Company recorded, net of income taxes, $38,000 of unrealized losses on securities classified as available-for-sale, bringing the balance of unrealized holding gains on securities available-for-sale to $25,000. The Company recognized an expense of approximately $72,000 for the cost of shares allocated to employees under the Company's employee stock ownership plan, leaving unearned compensation of $431,000. An expense of approximately $111,000 was recognized in 1998 for the management recognition plan leaving unearned compensation of $165,000. The Company also purchased 66,836 shares of stock costing approximately $924,000.

Comparison of Results of Operations for the Years Ended December 31, 1998, 1997 and 1996

     Net Income. Net income increased to $1.3 million ($1.08 basic and $ 1.04 diluted earnings per share) for the year ended December 31, 1998 from $1.1 million ($0.90 basic and $0.86 diluted earnings per share) for the year ended December 31, 1997 and $646,000 ($0.53 basic and $0.52 diluted earnings per share) for the year ended December 31, 1996. Weighted average shares outstanding for 1998, 1997 and 1996 were 1,229,005, 1,195,650 and 1,167,943, respectively.
Net income for the 1998 fiscal year benefitted from improvements in net interest income and non-interest income which was partially offset by increases in non-interest expense and provision for loan losses. The improvement in net income between 1997 and 1996 was attributable primarily to a reduction in deposit insurance premiums after the payment of a one-time special assessment during 1996.

     Interest Income. Total interest income increased to $8.6 million in 1998 compared to $8.3 million and $8.1 million for fiscal years 1997 and 1996, respectively. The increase in interest income during 1998 was attributable primarily to an increase in interest earned from the loan portfolio. Interest on loans increased over $500,000, or 7.50%, from $6.7 million in 1997 to $7.2 million in 1998. This increase was attributable primarily to growth in the loan portfolio during the year. The average volume of loans outstanding increased $4.1 million, or 5.34%, to $81.4 million in 1998 compared to $77.2 million in 1997. Interest income on loans was also aided by an increase in the average yield on the portfolio to 8.90% for 1998 compared to 8.72% in 1997 and 8.76% in 1996. The increase in loan portfolio yield was mainly attributable to the increase in construction and commercial real estate lending which generally carries higher rates than one-to-four-family permanent mortgages.

     Interest Expense. Interest expense totaled $4.3 million, $4.3 million and $4.1 million for the years 1998, 1997 and 1996, respectively. The Company attributes the stability of interest expense in 1998 to the stability of both the average volume of interest-bearing liabilities and the average cost of interest-bearing liabilities. The average interest rate paid decreased to 4.57% in 1998, compared with 4.67% in 1997 and 4.61% in 1996. The average volume of interest-bearing liabilities increased to $94.2 million in 1998, compared with $91.2 million in 1997 and $88.1 million in 1996.

     Net Interest Income. Net interest income increased to $4.3 million in 1998 compared to $4.0 million in both 1997 and 1996. The Company's interest rate spread increased to 3.59% in 1998, compared with 3.48% in 1997 and 3.53% in 1996. The Company attributes the increase in the interest rate spread in 1998 to the 10 basis point decrease experienced in the average cost of interest-bearing liabilities while the average yield on interest-earning assets increased slightly to 8.16% in 1998, compared to 8.15% in 1997 and 8.14% in 1996. The decrease in the interest rate spread during 1997 was attributable to an increase in the average cost of interest-bearing liabilities to 4.67% in 1997 from 4.61% in 1996.

     Provisions for Loan Losses. Provisions for loan losses are charged to income to bring the total allowance to a level considered adequate by management to provide for losses based on prior loss experience, volume and type of lending conducted by the Company, industry standards and past due loans in the Company's portfolio. Management also considers general economic conditions and other factors relating to the collectibility of the Company's loan portfolio. These provisions were made based on management's analysis of the various factors which affect the loan portfolio and management's desire to hold the allowance at a level considered adequate to provide for losses. Management performed a detailed analysis of the Company's loan portfolio, including reviews of the Company's write-off history and an analysis of the Company's allowance for losses as compared with industry and peer averages. The provision for loan losses amounted to $232,000, $165,000 and $422,000 for fiscal years 1998, 1997 and 1996, respectively. The provision for loan losses during 1998 was determined to be necessary by management to replenish the allowance for loan losses from charge-offs in 1998 and to bring the allowance to a level considered appropriate by management. The provision for losses during 1997 was determined to be necessary by management to replenish the allowance for loan losses from charge-offs during 1997, to reflect the increase in nonperforming loans, and to reflect the increased risk in the loan portfolio taken as a whole. At December 31, 1998, the allowance for possible loan losses represented 231.0% of total loans past due more than 90 days. While management believes the allowance for possible losses at December 31, 1998 was adequate to cover all losses inherent in the Bank's portfolio, there can be no assurance that in the future further increases in the allowance will not be necessary.

     Noninterest Income. Noninterest income amounted to $906,000 for 1998 compared with $739,000 for 1997 and $740,000 for 1996. The largest component of other income is gains recognized on the sale of loans and securities. The Company regularly sells the majority of its fixed rate mortgage loans to the FHLMC. The Company realized gains on loan sales of $337,000, $233,000 and $151,000 in 1998, 1997 and 1996, respectively. The other major component of other income is loan fees and service charges, which totaled $232,000, $323,000 and $326,000 for 1998, 1997 and 1996, respectively, including fees for servicing the Company's substantial portfolio of loans previously sold to investors. The Company's adoption of SFAS No. 122 "Accounting for Mortgage Servicing Rights" in 1995 resulted in additional gains on the sale of mortgage loans of approximately $494,000 in 1998, $252,000 in 1997, and $192,000 in 1996. During 1998, the
Company also recorded a $200,000 gain on sale of land. This property had originally been purchased for a new Bank branch. When the decision was made not
to build a branch at that location, the property was sold at a profit.   In
1998, 1997 and 1996 the Company had gains on sale of securities (principally mortgage-backed securities) of $15,000, $53,000 and $2,000, respectively. These gains were achieved principally due to the favorable interest rate environment and reflect sales undertaken in an effort to restructure the maturity and interest rates (adjustable versus fixed) of the portfolio. Income from the rental of real estate amounted to $10,000, $39,000 and $137,000 for 1998, 1997 and 1996, respectively.

     Noninterest Expense. Noninterest expense was 2.61% of average assets in 1998, compared with 2.61% of average assets in 1997, and 3.18% in 1996. It amounted to $2.9 million, $2.8 million and $3.3 million for 1998, 1997 and 1996, respectively. Compensation and employee benefits expense was relatively constant at $1.7 million in both 1998 and 1997 compared to $1.4 million in 1996. During 1998, the Company experienced a $67,000, or 24.91% increase, in net occupancy expense, which totaled $336,000 for the year compared to $269,000 in 1997 and $234,000 in 1996. The increase in net occupancy expense was attributable to the remodeling and upgrading of the Bank's branches. During 1998, the Company also experienced a $45,000, or 20.27% increase in data processing expense due to higher transaction volumes and the cost of preparing for the Year 2000. The increase in these categories of expenses were offset by the absence of a provision for real estate losses and a decline other expenses. There was no provision for real estate losses in 1998, compared with $10,000 in 1997 and $77,000 in 1996. Other expenses were $502,000 in 1998, $546,000 in
1997 and $630,000 in 1996. The primary decrease in noninterest expense for the year ended December 31, 1997 compared with the year ended December 31, 1996 was in deposit insurance premiums. Deposit insurance premiums amounted to $56,000, $57,000 and $716,000 for 1998, 1997 and 1996, respectively. During 1996, the
Company recorded a liability and paid for the one-time special assessment levied by the omnibus appropriation bill to recapitalize the SAIF in the amount of $534,000 with an after-tax impact on net income of approximately $332,000. Effective January 1, 1997, the Company began paying reduced premium assessments.

     Income Taxes. Income tax expense amounted to $833,000, $705,000 and $390,000 for 1998, 1997 and 1996, respectively. Income tax for the periods is affected by the amount of pre-tax income at the then-effective tax rates.

Asset/Liability Management

     Net interest income, the primary component of the Company's net income, is derived from the difference, or "spread," between the yield on interest-earning assets and the cost of interest-bearing liabilities. The Company has sought to reduce its exposure to changes in interest rates by matching more closely the effective maturities or repricing characteristics of its interest-earning assets and interest-bearing liabilities. The matching of the Company's assets and liabilities may be analyzed by examining the extent to which its assets and liabilities are interest rate sensitive and by monitoring the expected effects of interest rate changes on an institution's net portfolio value.

     An asset or liability is interest rate sensitive within a specific time period if it will mature or reprice within that time period. If the Company's assets mature or reprice more quickly or to a greater extent than its liabilities, the Company's net portfolio value and net interest income would tend to increase during periods of rising interest rates, but decrease during periods of falling interest rates. If the Company's assets mature or reprice more slowly or to a lesser extent than its liabilities, the Company's net portfolio value and net interest income would tend to decrease during periods of rising interest rates but increase during periods of falling interest rates.
The Company's policy has been to mitigate the interest rate risk inherent in the historical savings institution business of originating long-term loans funded by short-term deposits by pursuing the following strategies: (i) emphasizing the origination of adjustable rate and short-term loans, such as adjustable rate mortgage loans and various consumer loans, for portfolio, (ii) originating long-term, fixed rate loans principally for sale to the FHLMC, (iii) maintaining a substantial portfolio of shorter term investments, such as U.S. government and agency securities with terms of 1 to 7 years, and (iv) obtaining a portion of the Bank's funds from long term advances from the FHLB of Cincinnati, with terms of up to 4 years.

     The OTS requires the Bank to measure its interest rate risk by computing estimated changes in the net present value of its cash flows from assets, liabilities and off-balance sheet items (NPV) in the event of a range of assumed changes in market interest rates. These computations estimate the effect on the Bank's NPV of sudden and sustained 1% to 4% increases and decreases in market interest rates. The Board of Directors has adopted an interest rate risk policy which establishes maximum decreases in the Bank's estimated NPV of 20%, 40%, 60% and 80% in the event of 1%, 2%, 3% and 4% increases and decreases in market interest rates, respectively. At December 31, 1998, based on information provided by the OTS, it was estimated that the Bank's NPV would decrease 5%, 12%, 20% and 30% in the event of 1%, 2%, 3% and 4% increases in market interest rates, respectively and possibly increase in the event of decreases in market interest rates. These calculations indicate that the Bank's net portfolio value could be adversely affected by increases in interest rates but could be favorably affected by decreases in interest rates. These calculations indicate that the Bank would not be deemed to have more than a normal level of interest rate risk under applicable regulatory capital requirements. Changes in interest rates also may affect the Bank's net interest income, with increases in rates expected to decrease income and decreases in rates expected to increase income, as the Bank's interest-bearing liabilities would be expected to mature or reprice more quickly than the Bank's interest-earning assets.

     Set forth below is a tabular presentation of the interest rate sensitivity of the Bank's NPV to changes in market interest rates at December 31, 1998, which is based upon information provided to the Bank by the OTS.

                                           Net Portfolio Value        NPV as % of Portfolio Value of Assets
                  Change             -------------------------------  -------------------------------------
                 in Rates            $ Amount   $ Change   % Change   NPV Ratio          Basis Point Change
                ----------           --------  ----------  ---------  ----------         ------------------
                                             (Dollars in thousands)
                   +400  bp           $ 9,306    $(3,947)       (30)%      8.72%               (299)  bp
                   +300  bp            10,585     (2,667)       (20)       9.75                (196)
                   +200  bp            11,723     (1,529)       (12)      10.63                (108)
                   +100  bp            12,610       (642)        (5)      11.28                 (43)
                      0  bp            13,252         --         --       11.71                  --
                   -100  bp            13,904        652          5       12.12                  41
                   -200  bp            14,581      1,328         10       12.53                  82
                   -300  bp            15,650      2,398         18       13.20                 150
                   -400  bp            16,740      3,488         26       13.87                 216

     While management cannot predict future interest rates or their effects on the Bank's NPV or net interest income, management does not expect current interest rates to have a material adverse effect on the Bank's NPV or net interest income in the future. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, prepayments and deposit run-offs and should not be relied upon as indicative of actual results. Certain shortcomings are inherent in such computations. Although certain assets and liabilities may have similar maturity or periods of repricing they may react at different times and in different degrees to changes in the market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable rate mortgages, generally have features which restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayments and early withdrawal levels could deviate significantly from those assumed in making calculations set forth above. Additionally, an increased credit risk may result as the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. Finally, virtually all of the adjustable rate loans in the Bank's portfolio contain conditions which restrict the periodic change in interest rate.

     The Company's Board of Directors is responsible for reviewing the Company's asset and liability policies. The Board meets monthly to review interest rate risk and trends, as well as liquidity and capital ratios and requirements. The Company's management is responsible for administering the policies and determinations of the Board of Directors with respect to the Company's and Bank's asset and liability goals and strategies. Management expects that the Company's and Bank's asset and liability policies and strategies will continue as described above so long as competitive and regulatory conditions in the financial institution industry and market interest rates continue as they have in recent years.

Average Balance, Interest and Average Yields and Rates

     The following table sets forth certain information relating to the Company's average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and the average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average monthly balance of the related assets or liabilities, respectively, for the periods indicated.

     The table also presents information for the periods indicated with respect to the difference between the weighted average yield earned on interest-earning assets and the weighted average rate paid on interest-bearing liabilities, or "interest rate spread," which savings institutions have traditionally used as an indicator of profitability. Another indicator of an institution's net interest income is its "net interest margin," which is its net interest income divided by the average balance of interest-earning assets.

                                                                        Year Ended December 31,
                                         ---------------------------------------------------------------------------------------
                                                     1996                         1997                           1998
                                         ----------------------------  ----------------------------  ---------------------------
                                                              Average                      Average                       Average
                                         Average              Yield /  Average             Yield /   Average             Yield /
                                         Balance   Interest    Cost    Balance   Interest   Cost     Balance   Interest   Cost
                                         --------  --------  --------  --------  --------  --------  --------  --------  -------
                                                                          (Dollars in thousands)
Interest-earning assets:
 Loans.................................  $ 75,663    $6,631     8.76%  $ 77,175    $6,731     8.72%  $ 81,295    $7,236   8.90%
 Mortgage-backed securities............    11,677       760     6.51     13,251       895     6.75     14,854       933   6.28
 Investment securities.................     9,414       567     6.02      7,295       461     6.32      2,387       164   6.87
 Interest-earning deposits.............     2,546       126     4.95      3,711       177     4.77      7,030       278   3.95
                                         --------    ------     ----   --------    ------     ----   --------    ------   ----
   Total interest-earning assets.......    99,300     8,084     8.14    101,432     8,264     8.15    105,566     8,611   8.16
                                                     ------     ----               ------     ----               ------   ----
Noninterest-earning assets.............     4,583                         5,479                         5,001
                                         --------                      --------                      --------
  Total assets.........................  $103,883                      $106,911                      $110,567
                                         ========                      ========                      ========

Interest-bearing liabilities:
 Deposits..............................  $ 83,817    $3,846     4.59   $ 89,170    $4,158     4.66   $ 89,895    $4,094   4.55%
 FHLB advances.........................     4,325       217     5.02      2,017       103     5.11      4,333       209   4.82
                                         --------    ------     ----   --------    ------     ----   --------    ------   ----
   Total interest-bearing liabilities..    88,142     4,063     4.61     91,187     4,261     4.67     94,228     4,303   4.57
                                                     ------     ----               ------     ----               ------   ----
Noninterest-bearing liabilities........     1,975                         1,989                         2,302
                                         --------                      --------                      --------
  Total liabilities....................    90,117                        93,176                        96,530
Total stockholders' equity.............    13,766                        13,735                        14,037
                                         --------                      --------                      --------
  Total liabilities and
    stockholders' equity...............  $103,883                      $106,911                      $110,567
                                         ========                      ========                      ========
Net interest income....................              $4,021                        $4,003                        $4,308
                                                     ======                        ======                        ======
Interest rate spread...................                         3.53%                         3.48%                        3.59 %
                                                                ====                          ====                        ====
Net interest margin....................                         4.05%                         3.95%                        4.08 %
                                                                ====                          ====                        ====

Rate / Volume Analysis

  The table below sets forth certain information regarding changes in interest income and interest expense of the Company for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to: (i) changes in volume (changes in volume multiplied by old rate), (ii) changes in rate (changes in rate multiplied by old volume). Changes in rate-volume (changes in rate multiplied by changes in volume) have been allocated proportionately between changes in rate and changes in volume.

                                                          Year Ended December 31,
                                           ---------------------------------------------------
                                            1996      vs.    1997       1997      vs.    1998
                                           -----------------------     -----------------------
                                             Increase (Decrease)         Increase (Decrease)
                                                   Due to                       Due to
                                           -----------------------     -----------------------
                                           Volume    Rate    Total     Volume    Rate    Total
                                           ------    ----    -----     ------    -----   -----
                                                              (In thousands)
Interest income:
 Loans.......................               $ 130    $(30)   $ 100      $ 364    $ 141   $ 505
 Mortgage-backed securities..                 106      29      135        103      (65)     38
 Investment securities.......                (134)     28     (106)      (334)      37    (297)
 Interest-earning deposits...                  56      (5)      51        135      (34)    101
                                            -----    ----    -----      -----    -----   -----
  Total interest-earning
    assets...................                 158      22      180        268       79     347
                                            -----    ----    -----      -----    -----   -----

Interest expense:
 Deposits....................                 252      60      312         34      (98)    (64)
 FHLB advances...............                (118)      4     (114)       112       (6)    106
                                            -----    ----    -----      -----    -----   -----
  Total interest-bearing
   liabilities...............                 134      64      198        146     (104)     42
                                            -----    ----    -----      -----    -----   -----
Change in net interest
 income......................               $  24    $(42)   $ (18)     $ 122    $ 183   $ 305
                                            =====    ====    =====      =====    =====   =====

Liquidity and Capital Resources

  The Company currently has no business other than that of the Bank. The Company's primary funding needs are for stock repurchases and the payment of dividends to stockholders. To fund these activities, the Company relies on dividends on its stock in the Bank which is its principal asset. The Bank is subject to various regulatory restrictions on the payment of dividends. At December 31, 1998, the Bank had approximately $7.0 million available for the payment of additional dividends to the Company under these regulations.

  The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time (between 4% and 10%) depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short term borrowings. At December 31, 1998, the required ratio was 4%. The Bank's liquidity ratio averaged 20.7% during the month of December 1998. Management of the Bank seeks to maintain a relatively high level of liquidity in order to retain flexibility in terms of investment opportunities and deposit pricing. The Bank adjusts its liquidity levels in order to meet funding needs of deposit outflows, payment of real estate taxes on mortgage loans, repayment of borrowings and loan commitments. The Bank also adjusts liquidity as appropriate to meet its asset and liability management objectives.

  The Bank's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other investments, earnings and funds provided from operations and advances from the FHLB of Cincinnati. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, competition and other factors. The Bank manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Bank invests in short-term interest-earning assets, which provide liquidity to meet lending requirements.

  The primary investing activity of the Bank is the origination and purchase of mortgage loans. During the years ended December 31, 1998, 1997 and 1996, the Bank originated and purchased loans in the amounts of $47.8 million, $47.7 million and $44.8 million, respectively. Other investing activities include the purchase of securities, which totaled $5.1 million, $9.2 million and $5.5 million during the years ended December 31, 1998, 1997 and 1996, respectively. These activities were funded primarily by principal repayments on loans, mortgage-backed securities and other investment securities and the sale of loans to FHLMC.

  At December 31, 1998, savings certificates amounted to $53.9 million, or 61%, of the Bank's total deposits, including $38.4 million which were scheduled to mature in one year or less. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Management of the Bank believes it has adequate resources to fund all loan commitments by savings deposits and FHLB of Cincinnati advances and sale of mortgage loans and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

  For additional information about cash flows from the Bank's operating, financing and investing activities, see the Consolidated Financial Statements in this report.

  At December 31, 1998, the Bank exceeded all regulatory minimum capital requirements. For additional information, see Note 16 of the Notes to Consolidated Financial Statements herein.

  The Bank had $3.3 million in outstanding loan commitments at December 31, 1998. The Bank expects to fund its loan originations through principal and interest payments on loans and mortgage-backed securities, proceeds from investment and other securities as maturities occur, and to the extent necessary, borrowed funds. Management expects that funds provided from these sources will be adequate to meet the Bank's needs.

Year 2000 Readiness Disclosure

  A great deal of information has been disseminated about the global computer crash that may occur in the year 2000. Many computer programs that can only distinguish the final two digits of the year entered (a common programming practice in earlier years) are expected to read entries for the year 2000 as the year 1900 and compute payment, interest or delinquency based on the wrong date or are expected to be unable to compute payment, interest or delinquency. Rapid and accurate data processing is essential to the operations of the Bank. Data processing is also essential to most other financial institutions and other companies.

  In 1997 a committee was formed to prepare the Bank for Year 2000 readiness. Since that time the committee has reviewed all date sensitive equipment which included personal computers, security, ATMs, other critical systems and the service bureau that provides data processing to the Bank. All of the Bank's hardware and software has been tested for Year 2000 compliance. The personal computers that were found to be non-compliant were replaced with Y2K computers. The service bureau expects to resolve any potential Y2K issues by the end of July, thus allowing time to further monitor for Year 2000 compliance. All phases of application software testing with the service bureau has been completed satisfactorily.

  The Bank projected a budget for Y2K expenses early in 1998 to be approximately $310,000. It is anticipated that this projection will be sufficient unless an unexpected need arises.

  The contingency resumption plan is designed to be implemented immediately should a disruption of service occur in the Year 2000. The management of the Bank believes the plan could be implemented without any potential losses to the Bank.

Impact of Inflation and Changing Prices

  The Consolidated Financial Statements of the Company and related Notes theretohave been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Company are monetary. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

Impact of New Accounting Standards

  For discussion of accounting pronouncements which impact the Company and Bank, see Note 1 of the Notes to Consolidated Financial Statements included in this report.


Item 7.  Financial Statements
-----------------------------

  The Independent Auditor's Report, Consolidated Financial Statements and related Notes are included in this Annual Report on Form 10-KSB immediately following Item 13.

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


                                   PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
----------------------------------------------------------------------
Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

  Information concerning the directors and executive officers of the Company is incorporated herein by reference to the sections titled "Item 1. Business -- Executive Officers Who Are Not Directors" herein and "Election of Directors" and "Voting Securities and Beneficial Ownership" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.


Item 10.  Executive Compensation
--------------------------------

  The information required by this item is incorporated herein by reference to the section titled "Election of Directors -- Executive Compensation" in the Proxy Statement.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

 (a)  Security Ownership of Certain Beneficial Owners

      Information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Beneficial Ownership" in the Proxy Statement.

 (b)  Security Ownership of Management

      Information required by this item is incorporated herein by reference to the sections captioned "Voting Securities and Beneficial Ownership" and "Election of Directors" in the Proxy Statement.

 (c)  Changes in Control

      Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.


Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

  The information required by this item is incorporated herein by reference to the section titled "Election of Directors -- Transactions with Management" in the Proxy Statement.


                                    PART IV

Item 13.  Exhibits List and Reports on Form 8-K
-----------------------------------------------

     (a) The following exhibits either are filed or otherwise furnished as part of this report or are incorporated herein by reference:

       No.      Description
       ---      -----------

     3.1/1/     Charter of Twin City Bancorp, Inc.

     3.2/1/     Bylaws of Twin City Bancorp, Inc.

     4/1/       Form of Common Stock Certificate

     10.1/1,2/  Twin City Bancorp, Inc. Incentive Compensation Plan, as
                amended +

     10.2/1/    Twin City Bancorp, Inc. Deferred Compensation Plan +

     10.3/3/ Employment Agreements between Twin City Bancorp, Inc. and Twin City Federal Savings Bank and Thad R. Bowers +

     10.4/3/ Severance Agreements between Twin City Bancorp, Inc. and Twin City Federal Savings Bank and Brenda N. Baer, Judith O. Bowers, Robert C. Glover, Michael H. Phipps, Joyce C. Rouse and John M. Wolford +

     10.5/1/ Twin City Federal Savings Bank Supplemental Executive Retirement Agreement +

     10.6/3/    Twin City Bancorp, Inc. 1995 Stock Option and Incentive Plan +

     10.7/3/    Twin City Bancorp, Inc. Management Recognition Plan +

     21         Subsidiaries

     23         Consent of Independent Auditor

     27         Financial Data Schedule

__________________
/1/ All or a portion incorporated by reference to the Company's Registration
    Statement on Form S-1 (File No. 33-84196).
/2/ All or a portion incorporated by reference to the Company's Quarterly
    Report on Form 10-QSB for the fiscal quarter ended September 30, 1995.
/3/ Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 1995.
/4/ Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.
 +  Management contract or compensatory plan or arrangement.


     (b) No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this report.

[LETTERHEAD OF CRISP HUGHES EVANS LLP]


                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------


Board of Directors
Twin City Bancorp, Inc. and Subsidiaries
Bristol, Tennessee

We have audited the accompanying consolidated balance sheets of Twin City Bancorp, Inc. and Subsidiaries (the "Company") as of December 31, 1997 and 1998 and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                                      /s/ Crisp Hughes Evans LLP

Asheville, North Carolina
February 26, 1999

                            TWIN CITY BANCORP, INC.
                                AND SUBSIDIARIES

                          Consolidated Balance Sheets
                       (in thousands, except share data)

                                                                                       DECEMBER 31,
                                                                           ------------------------------------
ASSETS                                                                         1997                1998
------                                                                         ----                ----
Cash and due from banks                                                      $  1,283            $  2,260
Interest-earning deposits                                                       5,317               8,081
Investment securities:
 Available for sale (amortized cost of $4,000 in 1997 and
  $1,505 in 1998)                                                               4,004               1,512
Loans receivable, net                                                          77,171              81,428
Loans held for sale                                                               509               1,787
Mortgage-backed securities:
 Available for sale (amortized cost of $15,149 in 1997 and
  $12,395 in 1998)                                                             15,248              12,429
Premises and equipment, net                                                     3,049               3,241
Real estate                                                                        89                 237
Federal Home Loan Bank stock                                                      720                 773
Interest receivable                                                               288                 224
Other                                                                           1,009               1,273
                                                                             --------            --------

     Total assets                                                            $108,687            $113,245
                                                                             ========            ========

 LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------

Deposits                                                                     $ 92,320            $ 89,112
Federal Home Loan Bank advances                                                 1,000               8,500
Advance payments by borrowers for taxes and insurance                             187                 243
Accrued expenses and other liabilities                                            288                 330
Current income taxes                                                              256                  97
Deferred income taxes                                                             625                 811
                                                                             --------            --------
     Total liabilities                                                         94,676              99,093
                                                                             --------            --------

Stockholders' equity:
 Common stock ($1 par value, 8,000,000 shares authorized;
  1,268,527 issued and outstanding at December 31, 1997, and
  1,219,430 issued and 1,201,691 outstanding at December 31,
  1998)                                                                         1,269               1,220
 Paid-in capital                                                                7,133               6,917
 Retained earnings, substantially restricted                                    6,356               6,824
 Accumulated other comprehensive income                                            63                  25
 Treasury stock at cost (17,739 shares at December 31, 1998)                        -                (238)
 Unearned compensation:
  Employee stock ownership plan                                                  (503)               (431)
  Management recognition plan                                                    (307)               (165)
                                                                             --------            --------
     Total stockholders' equity                                                14,011              14,152
                                                                             --------            --------

     Total liabilities and stockholders' equity                              $108,687            $113,245
                                                                             ========            ========


  The accompanying notes are an integral part of these consolidated financial statements.

                            TWIN CITY BANCORP, INC.
                               AND SUBSIDIARIES

                       Consolidated Statements of Income
                     (in thousands, except per share data)


                                                                            YEARS ENDING DECEMBER 31,
                                                            -------------------------------------------------------
                                                                   1996              1997               1998
                                                                   ----              ----               ----
Interest income:
 Loans                                                              $6,631           $6,731            $7,236
 Mortgage-backed securities                                            760              895               933
 Investment securities                                                 567              461               164
 Interest-earning deposits                                             126              177               278
                                                                    ------           ------            ------
     Total interest income                                           8,084            8,264             8,611
                                                                    ------           ------            ------

Interest expense:
 Deposits                                                            3,846            4,158             4,094
 Federal Home Loan Bank advances                                       217              103               209
                                                                    ------           ------            ------
     Total interest expense                                          4,063            4,261             4,303
                                                                    ------           ------            ------

     Net interest income                                             4,021            4,003             4,308

Provision for loan losses                                              422              165               232
                                                                    ------           ------            ------

     Net interest income after provision for loan losses             3,599            3,838             4,076
                                                                    ------           ------            ------

Non-interest income:
 Loan fees and service charges                                         326              323               232
 Insurance commissions and fees                                         86               60                82
 Gain on sale of securities                                              2               53                15
 Gain on sale of loans                                                 151              233               337
 Income from rental of real estate                                     137               39                10
 Gain on sale of land                                                    -                -               200
 Other                                                                  38               31                30
                                                                    ------           ------            ------
     Total non-interest income                                         740              739               906
                                                                    ------           ------            ------

Non-interest expenses:
 Compensation and employee benefits                                  1,446            1,690             1,724
 Net occupancy expense                                                 234              269               336
 Deposit insurance premiums                                            716               57                56
 Data processing                                                       200              222               267
 Provision for real estate losses                                       77               10                 -
 Other                                                                 630              546               502
                                                                    ------           ------            ------
     Total non-interest expenses                                     3,303            2,794             2,885
                                                                    ------           ------            ------

     Income before income taxes                                      1,036            1,783             2,097

Income tax expense                                                     390              705               833
                                                                    ------           ------            ------

     Net income                                                     $  646           $1,078            $1,264
                                                                    ======           ======            ======

Basic net income per share                                            $.53             $.90             $1.08
                                                                    ======           ======            ======

Diluted net income per share                                          $.52             $.86             $1.04
                                                                    ======           ======            ======

  The accompanying notes are an integral part of these consolidated financial statements.

                            TWIN CITY BANCORP, INC.
                               AND SUBSIDIARIES

                Consolidated Statements of Comprehensive Income
                                (in thousands)

                                                                                YEARS ENDING DECEMBER 31,
                                                                 ---------------------------------------------------
                                                                      1996            1997             1998
                                                                      ----            ----             ----

Net income                                                          $ 646            $1,078           $1,264

Other comprehensive income:
 Net unrealized gains (losses) on securities available,
  net of income tax (benefit) expense of $(42), $82
  and $(18), respectively                                             (67)              136              (29)

 Less:  Reclassification adjustment for gains included in
  net income, net of income tax expense of $1, $20 and
  $6, respectively                                                     (1)              (33)              (9)
                                                                    -----            ------           ------

Other comprehensive income                                            (68)              103              (38)
                                                                    -----            ------           ------

     Comprehensive income                                           $ 578            $1,181           $1,226
                                                                    =====            ======           ======

  The accompanying notes are an integral part of these consolidated financial statements.

                            TWIN CITY BANCORP, INC.
                               AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity
                       (in thousands, except share data)


                                                                                               UNEARNED
                                                                  ACCUMULATED                COMPENSATION
                                                                     OTHER                 ---------------
                                   COMMON   PAID-IN   RETAINED   COMPREHENSIVE   TREASURY    FOR     FOR
                                    STOCK   CAPITAL   EARNINGS       INCOME       STOCK     ESOP     MRP      TOTAL
                                   -------  --------  ---------  --------------  --------  -------  ------  ---------

Balance at December 31, 1995         $899    $7,488     $6,575            $ 28   $      -   $(647)  $ (85)   $14,258

Comprehensive income:
 Net income                             -         -        646               -          -       -       -        646
 Other comprehensive income             -         -          -             (68)         -       -       -        (68)

Cash dividends ($.78 per share)         -         -       (643)              -          -       -       -       (643)

Purchase of MRP shares                  -         -          -               -          -       -    (288)      (288)

Repurchase of stock
 (44,920 shares)                      (45)     (404)      (295)              -          -       -       -       (744)

ESOP and MRP compensation
 earned                                 -        50          -               -          -      72     102        224
                                   ------   -------     ------   -------------   --------  ------   -----    -------

Balance at December 31, 1996          854     7,134      6,283             (40)         -    (575)   (271)    13,385

Comprehensive income:
 Net income                             -         -      1,078               -          -       -       -      1,078
 Other comprehensive income             -         -          -             103          -       -       -        103

Cash dividends ($.42 per share)         -         -       (501)              -          -       -       -       (501)

Purchase of MRP shares                  -         -          -               -          -       -    (159)      (159)

                                  (continued)

                            TWIN CITY BANCORP, INC.
                               AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity
                       (in thousands, except share data)

                                                                                                 UNEARNED
                                                                   ACCUMULATED                 COMPENSATION
                                                                      OTHER                  ----------------
                                    COMMON   PAID-IN   RETAINED   COMPREHENSIVE   TREASURY     FOR      FOR
                                    STOCK    CAPITAL   EARNINGS       INCOME        STOCK     ESOP      MRP      TOTAL
                                   --------  --------  ---------  --------------  ---------  -------  -------  ---------
Repurchase of stock
 (11,670 shares)                    $  (12)   $  (69)    $  (77)  $           -   $      -   $    -   $    -    $  (158)

3 for 2 stock split                    427         -       (427)              -          -        -        -          -

ESOP and MRP compensation
 earned                                  -        68          -               -          -       72      123        263
                                   -------    ------     ------   -------------   --------   ------   ------    -------

Balance at December 31, 1997         1,269     7,133      6,356              63          -     (503)    (307)    14,011

Comprehensive income:
 Net income                              -         -      1,264               -          -        -        -      1,264
 Other comprehensive income              -         -          -             (38)         -        -        -        (38)

Cash dividends ($.40 per share)          -         -       (465)              -          -        -        -       (465)

Exercise of stock options
 (900 shares)                            -        (2)         -               -         12        -        -         10

Repurchase of stock (66,836
 shares)                               (49)     (294)      (331)              -       (250)       -       31       (893)

ESOP and MRP compensation
 earned                                  -        80          -               -          -       72      111        263
                                   -------    ------     ------   -------------   --------   ------   ------    -------

Balance at December 31, 1998        $1,220    $6,917     $6,824   $         25    $   (238) $  (431) $  (165)  $ 14,152
                                   =======    ======     ======   =============   ========   ======   ======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                            TWIN CITY BANCORP, INC.
                               AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                (in thousands)

                                                                                        YEARS ENDING DECEMBER 31,
                                                                                    -------------------------------
                                                                                        1996      1997       1998
                                                                                        ----      ----       ----
Operating activities:
 Net income                                                                           $   646   $  1,078   $  1,264
 Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
  Depreciation                                                                            151        170        217
  Provision for losses on loans                                                           422        165        232
  Provision for real estate losses                                                         77         10          -
  Deferred income taxes (benefit)                                                         (58)       296        210
  FHLB dividends received in stock                                                        (45)       (49)       (53)
  Amortization of deferred loan origination fees, net                                     (76)        (7)        14
  Amortization of excess servicing fees and mortgage servicing rights                      71         91        205
  Amortization of premiums on mortgage-backed securities                                   35         27         54
  Amortization of premiums and discounts on securities                                     (4)        (4)        (5)
  Gain on sale of securities and mortgage-backed securities                                (2)       (53)       (15)
  Loans originated for sale                                                            (9,871)   (12,646)   (23,635)
  Proceeds from sale of loans                                                           9,743      9,443     22,202
  Gain on sale of loans                                                                  (151)      (233)      (337)
  Gain on sale of real estate                                                               -         (1)         -
  (Gain) loss on sale of land                                                               2          -       (200)
  Amortization of unearned compensation                                                   224        263        263
  Purchase of MRP shares                                                                 (288)      (159)         -
  Decrease in interest receivable                                                          36         89         64
  Decrease (increase) in other assets                                                     (29)       (91)        42
  Increase (decrease) in accrued expenses and other liabilities                            41        (38)        42
  Increase (decrease) in current income tax payable                                        15        256       (159)
                                                                                      -------   --------   --------
     Net cash provided (used) by operating activities                                     939     (1,393)       405
                                                                                      -------   --------   --------

Investing activities:
 Purchase of investment securities classified as available for sale                    (2,976)    (3,993)         -
 Maturities of investment securities                                                    3,000      3,855      2,500
 Proceeds from sales of investment securities classified as available for sale            998      4,517          -
 Proceeds from maturities of certificates of deposits                                     196          -          -
 Purchase of mortgage-backed securities classified as available for sale               (2,536)    (5,168)    (5,089)
 Proceeds from sale of mortgage-backed securities classified as available for sale          -      1,993      2,752
 Principal payments on mortgage-backed securities                                       2,820      2,448      5,051
 Increase in cash surrender value of life insurance                                       (21)       (22)       (24)
 Proceeds from sale of real estate                                                          -        230          -
 Net decrease (increase) in loans originated                                           (4,585)     6,706      2,285
 Purchase of loans                                                                     (1,532)    (5,826)    (6,932)
 Proceeds from sale of land                                                                20          -        371
 Purchase of premises and equipment                                                      (422)    (1,447)      (578)
                                                                                      -------   --------   --------
     Net cash provided (used) by investing activities                                  (5,038)     3,293        336
                                                                                      -------   --------   --------

                            (continued on next page)

                            TWIN CITY BANCORP, INC.
                               AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                (in thousands)


                                                                                         YEARS ENDING DECEMBER 31,
                                                                                    --------------------------------
                                                                                        1996       1997       1998
                                                                                        ----       ----       ----
Financing activities:
 Net (decrease) increase in deposits                                                  $  2,478   $  6,631    $(3,208)
 Increase (decrease) in advance payments by borrowers
  for taxes and insurance                                                                  (76)       (95)        56
 Proceeds from FHLB advances                                                            13,000     11,100      8,500
 Repayment of FHLB advances                                                            (11,900)   (15,200)    (1,000)
 Proceeds from stock option exercises                                                        -          -         10
 Purchase of treasury stock                                                               (744)      (158)      (893)
 Dividends paid                                                                           (643)      (501)      (465)
                                                                                      --------   --------    -------
     Net cash provided by financing activities                                           2,113      1,777      3,000
                                                                                      --------   --------    -------

     Increase (decrease) in cash and cash equivalents                                   (1,986)     3,677      3,741

 Cash and cash equivalents at beginning of year                                          4,909      2,923      6,600
                                                                                      --------   --------    -------

 Cash and cash equivalents at end of year                                             $  2,923   $  6,600    $10,341
                                                                                      ========   ========    =======

Supplemental disclosures:
 Cash paid during the year for:
  Interest on deposits and other borrowings                                           $  4,050   $  4,266    $ 4,287
  Income taxes (net of refunds)                                                            467        178        787
                                                                                      ========   ========    =======

 Noncash investing and financing activities:
  Real estate acquired in satisfaction of mortgage loans                              $  -       $    331    $   150
                                                                                      ========   ========    =======

  Sale of mortgage loans in exchange for mortgage-backed security                     $    589   $  2,704    $ -
                                                                                      ========   ========   ========

  Loans to facilitate real estate sales                                               $  -       $    231    $ -
                                                                                      ========   ========   ========

  Net unrealized gains (losses) on available for sale securities                      $    (68)  $    103    $   (38)
                                                                                      ========   ========    =======

  Capitalized mortgage servicing rights                                               $    197   $    252    $   494
                                                                                      ========   ========    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                            TWIN CITY BANCORP, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 1996, 1997 and 1998
                        (Tabular amounts in thousands)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     A. Twin City Bancorp, Inc. (the "Holding Company") was formed on September 20, 1994, as the holding company for Twin City Federal Savings Bank (the "Bank") in connection with the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank ("Conversion"). On December 29, 1994, the Holding Company completed its initial public offering ("Offering") and with a portion of the net proceeds acquired all the issued and outstanding stock of the Bank.

          The accounting and reporting policies of the Holding Company and the Bank and subsidiaries (the "Company") conform, in all material respects, to generally accepted accounting principles and to general practices within the savings and loan industry. The following summarize the more significant of these policies and practices.

     B.   PRINCIPLES OF CONSOLIDATION - The consolidated financial statements
          ---------------------------
          include the accounts of the Holding Company and its subsidiary, the Bank, and the Bank's wholly-owned subsidiaries, TCF Investors, Inc. and Magnolia Investment, Inc., herein collectively referred to as the "Company". Intercompany balances and transactions have been eliminated.

     C.   LOANS RECEIVABLE - Loans receivable are carried at their unpaid
          ----------------
          principal balance less, where applicable, unearned income, net deferred loan fees, and allowances for losses. Unearned discounts on mortgage loans purchased are amortized to interest income using the level yield interest method over the contractual lives of the loans. Additions to these allowances for losses are based on management's evaluation of the loan portfolio under current economic conditions and such other factors which, in management's judgment, deserve recognition in estimating losses. Interest accrual is discontinued when a loan becomes 90 days delinquent or impaired unless, in management's opinion, the loan is well secured and in process of collection.

     D.   LOAN FEES - Loan fees result from the Company originating loans.
          ---------
          Such fees and certain direct incremental costs related to origination of such loans are deferred ("net deferred loan fees") and reflected as a reduction of the carrying value of loans. The net deferred fees (or costs) are amortized using the interest method over the contractual lives of the loans. Unamortized net deferred loan fees on loans sold prior to maturity are credited to income at the time of sale.

     E.   INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES - The Company has
          ----------------------------------------------------
          identified all securities as available for sale and they are carried at fair value. The unrealized holding gains or losses on securities available for sale are excluded from income and reported, net of related income tax effects, as other comprehensive income. Gains and losses on the sale of these securities are calculated based on the specific identification method.

     F.   REAL ESTATE - Real estate properties acquired through, or in lieu of,
          -----------
          loan foreclosure are initially recorded at fair value at the date of foreclosure. Real estate properties held for rental and resale are carried at the lower of cost, including cost of improvements incurred subsequent to acquisition, or net realizable value. Costs relating to development and improvement of properties are capitalized, whereas costs relating to the holding of property are expensed.

          Valuations are periodically performed by management, and an allowance for losses is established by a charge to income if the carrying value of a property exceeds its estimated net realizable value.

     G.   PREMISES AND EQUIPMENT - Land is carried at cost. Premises and
          ----------------------
          equipment are carried at cost less accumulated depreciation. Depreciation is provided for using straight-line rates over the following useful lives of the respective assets:

          Buildings and improvements                             25 to 40 years
          Office furniture and equipment                         5 to 10 years
          Vehicles                                               5 years

          The cost of maintenance and repairs is charged to expense as incurred while expenditures which materially increase property lives are capitalized.

     H.   FEDERAL HOME LOAN BANK STOCK - Investment in stock of a Federal Home
          ----------------------------
          Loan Bank is required by law of every federally insured savings and loan or savings bank. The investment is carried at cost. No ready market exists for the stock, and it has no quoted market value.

     I.   INCOME TAXES - The Company files a consolidated income tax return
          ------------
          with its wholly owned subsidiary. The income tax effect of temporary differences in reporting transactions for financial reporting and income tax purposes is reflected in the consolidated financial statements as deferred income taxes.

          The Company provides for income taxes using the liability method. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities. Current tax expense is provided based upon the actual tax liability incurred for tax return purposes.

     J.   LOAN SALES - The Company periodically sells whole and/or participating
          ----------
          interests in real estate loans. Mortgage loans originated and intended for sale are carried at the lower of aggregate cost or market value. Gains or losses on such sales are recognized at the time of sale and determined by the difference between the net sales proceeds and the unpaid principal balance of the loans sold less capitalized mortgage servicing rights. Any net unrealized losses are recognized by recording a valuation allowance which is charged to income.

          The Company often retains the loan servicing rights in connection with the sale of real estate loans. When interests in loans sold have an average contractual interest rate, adjusted for normal servicing costs, which differs from the agreed yield to the purchaser, gains or losses are recognized equal to the present value of such differential over the estimated remaining life of such loans. The resulting "excess servicing fees receivable" is amortized over the same estimated life using the interest method.

          The excess servicing fees receivable, and the amortization thereon is periodically evaluated in relation to the present value of the estimated future net servicing revenues. The Company evaluates the carrying value of the servicing portfolio by estimating the future net servicing income of the portfolio based on management's best estimate of remaining lives of the loans.

     K.   MORTGAGE SERVICING RIGHTS - The Company capitalizes as an asset the
          -------------------------
          right to service mortgage loans for others when those rights are acquired either through loan purchases or loan origination activities. The capitalized mortgage servicing rights are amortized in proportion to and over the period of estimated net service income and are evaluated for impairment based upon fair value.

     L.   CASH FLOW INFORMATION - As presented in the consolidated statements of
          ---------------------
          cash flows, cash and cash equivalents include cash on hand, interest-earning deposits in other banks, federal funds sold and FHLB overnight deposits. The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

     M.   USE OF ESTIMATES - The preparation of financial statements in
          ----------------
          conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     N.   LONG-LIVED ASSETS-Long-lived assets to be held and used are reviewed
          -----------------
          for impairment whenever events or circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the excess of the asset's carrying amount over the fair value of the asset. Impairment on long-lived assets to be disposed of is recognized based on the excess of the asset's carrying amount over the fair value less cost to sell.

     O.   NEW ACCOUNTING PRONOUNCEMENTS -
          -----------------------------

          (1) Comprehensive Income. The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), in 1998. All periods presented are in accordance with SFAS 130. SFAS 130 establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income consists of net income and other changes in stockholders' equity from non-owner sources. These non-owner sources consist of unrealized gains and losses on certain investments in debt and equity securities.
          (2) Derivatives and Hedging Activities. The Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities" (SFAS 133), in 1998. SFAS No. 133 supersedes SFAS 105 and amends SFAS 107 by adding a disclosure for the concentration of credit risk. SFAS 133 has no material effect on the Company at this time.
          (3) Mortgage-Backed Securities. The Company adopted Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise (SFAS 134), in 1998. All periods presented are in accordance with SFAS 134. SFAS 134 amends SFAS 65 and requires that after the securitization of mortgage loans held for sale, an entity in mortgage banking activities should classify the resulting mortgage-backed securities based upon its ability and intent to sell or hold those investments in accordance with SFAS 115. SFAS 134 has no material effect on the Company for the periods presented.

     2.   EARNINGS PER SHARE
          ------------------

          For the years ended December 31, 1996, 1997 and 1998, net income available to the common stockholders in both the basic and diluted computations was equal to net income. The weighted average common shares outstanding used in the basic earnings per share were 1,229,005, 1,195,650 and 1,167,943 for the years ended December 31,
          1996, 1997 and 1998, respectively. Diluted earnings per share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive securities, using the treasury stock method. For the stock option plan, an additional 22,539, 51,776 and 43,221 shares were included as weighted average common shares outstanding for the years ended December 31, 1996, 1997 and 1998, respectively.

3. SECURITIES AVAILABLE FOR SALE
   -----------------------------

                                                                  GROSS              GROSS            ESTIMATED
                                             AMORTIZED         UNREALIZED         UNREALIZED            FAIR
                                               COST               GAINS             LOSSES              VALUE
                                         -----------------  -----------------  -----------------  -----------------
December 31, 1997:
  U.S. government and
   agency bonds                          $           3,996  $               5  $               1  $           4,000
  Equity securities                                      4                  -                  -                  4
                                         -----------------  -----------------  -----------------  -----------------

                                         $           4,000  $               5  $               1  $           4,004
                                         =================  =================  =================  =================
 DECEMBER 31, 1998:
  U.S. government and
   agency bonds                          $           1,501  $               7                  -  $           1,508
  Equity securities                                      4                  -  $               -                  4
                                         -----------------  -----------------  -----------------  -----------------

                                         $           1,505  $               7  $               -  $           1,512
                                         =================  =================  =================  =================

   The amortized cost and estimated fair values of debt securities at December 31, 1997 and 1998, by contractual maturity, are as follows:

                                                    AMORTIZED COST                         ESTIMATED FAIR VALUE
                                         ------------------------------------    --------------------------------------
                                               1997               1998                   1997               1998
                                         -----------------  -----------------      -----------------  -----------------
 Due in one year                         $           2,495  $           1,501      $           2,497  $           1,508
 Due after one year through
  five years                                         1,501                  -                  1,503                  -
                                         -----------------  -----------------      -----------------  -----------------

                                         $           3,996  $           1,501      $           4,000  $           1,508
                                         =================  =================      =================  =================

   Investment securities sold during the years ended December 31, 1996 and 1997, resulted in realized gains of approximately $2,000 and $23,000, respectively. There were no sales of investment securities during 1998. The proceeds from the sale of securities during the years ended December 31, 1996 and 1997, were approximately $997,500 and $4,517,000, respectively. All securities are identified as available for sale.


4.    LOANS RECEIVABLE
      ----------------

      Loans receivable are summarized as follows:

                                                                                       DECEMBER 31,
                                                                         ----------------------------------------
                                                                                1997                 1998
                                                                         -------------------  -------------------
 Real estate first mortgage loans:
  One-to-four-family dwellings                                           $            42,552  $            40,303
  Construction                                                                         3,790               10,427
  Commercial real estate                                                               3,861                6,397
  Other real estate                                                                    1,991                3,330
                                                                         -------------------  -------------------
     Total real estate loans                                                          52,194               60,457
                                                                         -------------------  -------------------

 Consumer and other loans:
  Home equity loans                                                                   19,730               22,315
  Loans secured by deposit accounts                                                      259                  172
  Other installment loans                                                              7,164                5,671
                                                                         -------------------  -------------------
     Total other loans                                                                27,153               28,158
                                                                         -------------------  -------------------

     Total loans                                                                      79,347               88,615
                                                                         -------------------  -------------------


                                                                     (continued)

                                                                                        DECEMBER 31,
                                                                         -----------------------------------------
                                                                                 1997                  1998
                                                                         --------------------  -------------------
     Less:                                                                             1,812                 5,462
      Undisbursed portion of loans in process                                           (270)                 (256)
      Net deferred loan origination cost                                                 125                   194
      Allowance for loan losses                                          --------------------  -------------------
                                                                                       1,667                 5,400
                                                                         --------------------  -------------------

                                                                         $            77,680   $            83,215
                                                                         ====================  ===================

   Loans held for sale were approximately $509,000 and $1,787,000 at December 31, 1997 and 1998, respectively. The carrying value of these loans approximate market value. The Company's primary lending area for the origination of mortgage loans includes northeast Tennessee and southwest Virginia. The Company limits uninsured loans to 80% of the appraised value of the property securing the loan. Generally, the Company allows loans covered by private mortgage insurance up to 95% of the appraised value of the property securing the loan.

   The Company's commercial real estate loans consist of properties located in its primary lending area. The general policy is to limit loans on multi-family residential complexes, retail shopping centers and office buildings to 75% of the lesser of appraised value or construction cost of the property securing the loan.

   The Company's policy requires that consumer and other installment loans be supported primarily by the borrower's ability to repay the loan and secondarily by the value of the collateral securing the loan, if any.

   Management of the Company believes that its allowances for losses on its loan portfolio are adequate. However, the estimates used by management in determining the adequacy of such allowances are susceptible to significant changes due primarily to changes in economic and market conditions. In addition, various regulatory agencies periodically review the Company's allowance for losses as an integral part of their examination processes. Such agencies may require the Company to recognize additions to the allowances based on their judgments of information available to them at the time of their examinations.

   The changes in the allowance for loan losses are summarized as follows:

                                                                          YEARS ENDED DECEMBER 31,
                                                      ---------------------------------------------------------------
                                                              1996                  1997                  1998
                                                      --------------------  --------------------  -------------------
                                                      $               181   $               327   $               125
      Beginning balance                                               422                   165                   232
      Provision for loan losses                                        19                    18                    41
      Recoveries                                                     (295)                 (385)                 (204)
      Charge-offs                                     --------------------  --------------------  -------------------

                                                      $               327   $               125   $               194
      Ending balance                                  ====================  ====================  ===================

   In accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," there were no impaired loans at December 31, 1997 and 1998. Commercial real estate and other loans are included in the non-homogenous group.

   Loans in homogeneous groups contractually past due ninety days or more were not significant at December 31, 1997 and 1998, respectively. The amount the Company will ultimately realize from these loans could differ from their carrying value because of unanticipated future developments affecting the underlying collateral or the borrower's ability to repay the loans. If collection efforts are unsuccessful, these loans will be subject to foreclosure proceedings in the ordinary course of business. Management believes that the Company has adequate collateral on these loans and that the Company will not incur material losses in the event of foreclosure. Therefore, these loans are not in nonaccrual status at December 31, 1997 and 1998, respectively.

   Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans (in thousands) were $54,462, $59,445 and $65,915 at December 31, 1996, 1997 and
   1998, respectively.

   Custodial escrow balances maintained in connection with the foregoing loan servicing were approximately $156,000, $181,000 and $158,000 at December 31, 1996, 1997 and 1998, respectively.

   The following is an analysis of the changes in excess servicing fees receivable included in other assets:

                                                                                        DECEMBER 31,
                                                                       ------------------------------------------
                                                                                 1997                  1998
                                                                       --------------------  --------------------
 Balance beginning of period                                           $              163    $               128
 Amortization                                                                         (35)                   (40)
                                                                       --------------------  --------------------

 Balance end of period                                                 $              128    $                88
                                                                       ====================  ====================

   In the ordinary course of business, the Company makes loans to directors and executive officers and their related interests. Such loans were made using the same underwriting standards for comparable transactions with other borrowers and did not involve more than the normal risk of collectibility or present other unfavorable features. Loans to directors and executive officers and their related interests are as follows:


      Balance at December 31, 1996                                    $         961
       Advances                                                               1,071
       Repayments                                                              (901)
                                                                      -------------
      Balance at December 31, 1997                                            1,131
       Advances                                                                 570
       Repayments                                                              (318)
       Officer/director terminations                                           (188)
                                                                      -------------

      Balance at December 31, 1998                                    $      $1,195
                                                                      =============

5. MORTGAGE-BACKED  SECURITIES AVAILABLE FOR SALE
   ----------------------------------------------

   The amortized cost and estimated fair value of mortgage-backed securities are summarized as follows:

                                                                  GROSS              GROSS            ESTIMATED
                                             AMORTIZED         UNREALIZED         UNREALIZED            FAIR
                                               COST               GAINS             LOSSES              VALUE
                                         -----------------  -----------------  -----------------  -----------------
December 31, 1997:
  FHLMC Certificates                     $          11,076  $             129  $              52  $          11,153
  FNMA Certificates                                  4,073                 22                  -              4,095
                                         -----------------  -----------------  -----------------  -----------------

                                         $          15,149  $             151  $              52  $          15,248
                                         =================  =================  =================  =================

 December 31, 1998:
  FHLMC Certificates                     $          10,754  $              96  $              45  $          10,805
  FNMA Certificates                                  1,641                  4                 21              1,624
                                         -----------------  -----------------  -----------------  -----------------

                                         $          12,395  $            $100  $              66  $          12,429
                                         =================  =================  =================  =================

   There were no mortgage-backed securities sold during the year ended December 31, 1996. Mortgage-backed securities sold during the year ended December 31, 1997, resulted in realized gains of approximately $30,000. Proceeds from the sales were approximately $1,993,000. Mortgage-backed securities sold during the year ended December 31, 1998, resulted in realized gains of approximately $15,000. Proceeds from the sales were approximately $2,752,000. Mortgage-backed securities of $2,173,000, $7,614,000 and $7,173,000 were pledged at December 31, 1996, 1997 and 1998, respectively. The after tax net unrealized holding gains (losses) as of December 31, 1996, 1997 and 1998 of approximately $(42,000), $61,000 and $21,000, respectively are reported as accumulated other comprehensive income.

6.    REAL ESTATE
      -----------

   Real estate is summarized as follows at December 31:

                                                                                 1997                 1998
                                                                         --------------------  -------------------
       Real estate acquired for development, rental and sale             $                 91  $                91
       Real estate acquired through foreclosures                                            -                  150
       Less:
          Accumulated depreciation                                                          2                    4
                                                                         --------------------  -------------------
                                                                         $                 89  $               237
                                                                         ====================  ===================

   Real estate, by type, consists of the following at December 31:

                                                                                 1997                 1998
                                                                         --------------------  -------------------
       Commercial buildings                                              $                 82  $                80
       One to four family dwelling                                                          -                  150
       Improved land                                                                        7                    7
                                                                         --------------------  -------------------
                                                                         $                 89  $               237
                                                                         ====================  ===================

   The Bank's subsidiary sold one of the commercial buildings during the first quarter of 1997. The subsidiary recognized income from rental properties of approximately $137,000, $39,000 and $10,000 during the years ended December 31, 1996, 1997 and 1998, respectively.

   The changes in the allowance for losses on real estate is summarized as follows:

                                                                      YEARS ENDED DECEMBER 31,
                                                  -----------------------------------------------------------------
                                                          1996                  1997                   1998
                                                  --------------------  ---------------------  --------------------
       Beginning balance                          $                255  $                332   $                  -

       Provision charged to income                                  77                    10                      -
       Charge-offs                                                   -                  (342)                     -
                                                  --------------------  ---------------------  --------------------

       Ending balance                             $                332  $                  -   $                  -
                                                  ====================  =====================  ====================

7.    PREMISES AND EQUIPMENT
      ----------------------

      Premises and equipment are summarized as follows:

                                                                                       DECEMBER 31,
                                                                         ----------------------------------------
                                                                                1997                 1998
                                                                                ----                 ----
          Land and improvements                                          $               606  $               445
          Office buildings and improvements                                            2,689                3,038
          Furniture, fixtures and equipment                                            1,473                1,692
          Automobiles                                                                     54                   54
                                                                         -------------------  -------------------
                                                                                       4,822                5,229
          Less accumulated depreciation                                                1,773                1,988
                                                                         -------------------  -------------------

                                                                         $             3,049  $             3,241
                                                                         ===================  ===================

8. INTEREST RECEIVABLE
   -------------------

   Interest receivable is summarized as follows:

                                                                                       DECEMBER 31,
                                                                       ------------------------------------------
                                                                                1997                 1998
                                                                                ----                 ----
                                                                       $              69    $               21
          Investment securities                                                      159                   140
          Mortgage-backed securities                                                  60                    63
          Loans receivable                                             -------------------  ---------------------

                                                                       $             288    $              224
                                                                       ===================  =====================

9. MORTGAGE SERVICING RIGHTS
   -------------------------

   At December 31, 1997 and 1998, the fair value of mortgage servicing rights
   (MSRS) was approximately $507,000 and $837,000, respectively. Fair value is determined on an individual loan basis for MSRS, capitalized using a methodology consistent with loans currently available for sale with similar interest rates and maturity terms.

   The amount of MSRS capitalized for the years ended December 31, 1997 and 1998, was approximately $252,000 and $494,000, respectively. The amount amortized for 1996, 1997 and 1998, was approximately $25,000, $56,000 and $164,000, respectively. MSRS are being amortized in proportion to and over the period of estimated net servicing income. An allowance of approximately $18,000 and $108,000 for the adjustment of MSRS has been recorded as of December 31, 1997 and 1998, respectively.

10.DEPOSITS
   --------

   Deposit account balances are summarized as follows:

                                                                                              WEIGHTED AVERAGE
                                                                                               INTEREST RATES
                                                     DECEMBER 31,                               DECEMBER 31,
                                         ------------------------------------    ---------------------------------------
                                               1997               1998                    1997                1998
                                               ----               ----                    ----                ----
   Noninterest bearing accounts           $       2,991      $       3,694                   -   %               -   %
   NOW accounts                                   6,783              8,114                   1.25%               1.21%
   Money Market accounts                          8,707              9,944                   4.13%               3.74%
   Passbook accounts                             13,526             13,417                   3.68%               2.25%
   Certificates of deposit                       60,313             53,943                   5.65%               5.60%
                                         -----------------  -----------------

                                          $      92,320      $      89,112                   4.71%               4.11%
                                         =================  =================    ==================   ==================

   The aggregate amount of jumbo certificates of deposit with a minimum denomination of $100,000 was (in thousands) approximately $12,078 and $10,553 at December 31, 1997 and 1998, respectively.

   Contractual maturities of certificate accounts are summarized as follows:

                                                                                       DECEMBER 31,
                                                                       ------------------------------------------
                                                                                1997                 1998
                                                                                ----                 ----
      12 months or less                                                  $            43,615  $           $38,434
      1 - 2 years                                                                      8,313               11,619
      2 - 3 years                                                                      5,284                1,574
      3 - 5 years                                                                      3,101                2,316
                                                                         -------------------  -------------------
                                                                         $            60,313  $            53,943
                                                                         ===================  ===================

   Interest expense on deposits is summarized as follows:

                                                                      YEARS ENDED DECEMBER 31,
                                                  ----------------------------------------------------------------
                                                          1996                  1997                  1998
                                                         -----                 -----                 -----
     Demand, NOW accounts and
      money market                                $             313     $             501     $             513
     Passbook savings                                           208                   370                   490
     Certificates of deposit                                  3,325                 3,287                 3,091
                                                  -----------------     -----------------     -----------------
                                                  $           3,846     $           4,158     $           4,094
                                                  =================     =================     =================

11.  ADVANCES FROM THE FEDERAL HOME LOAN BANK
     ----------------------------------------

   Advances from the Federal Home Loan Bank are summarized as follows:

                                                                                         DECEMBER 31,
                                                                         ------------------------------------------
               INTEREST RATE            MATURITY DATE                             1997                 1998
               -------------            -------------                            ------                -----
                5.25                    July 1998                        $          1,000       $            -
                5.10                    March 2008                                      -                1,500
                5.26                    May 2008                                        -                1,500
                5.15                    June 2008                                       -                1,000
                5.10                    September 2008                                  -                1,500
                4.53                    October 2008                                    -                1,500
                4.63                    December 2008                                   -                1,500
                                                                         ----------------       --------------

                                                                         $          1,000       $        8,500
                                                                         ================       ==============

   The stock of the Federal Home Loan Bank and mortgage loans receivable are pledged as collateral for these advances. Loans receivable aggregating $1,500 and $12,750 (in thousands) representing 150% of the advanced balance are pledged under the collateral agreement at December 31, 1997 and 1998, respectively.

12.  INCOME TAXES
     ------------

     Income tax expense (benefit) is summarized as follows:

                                                     YEARS ENDED DECEMBER 31,
                                          ------------------------------------------
                                            1996             1997              1998
                                          -------           ------            ------
 Current                                   $  448           $  409            $  623
 Deferred                                     (58)             296               210
                                           ------           ------            ------

     Total                                 $  390           $  705            $  833
                                           ======           ======            ======

   The differences between actual income tax expense and the amount computed by applying the federal statutory income tax rate of 34% to income before income taxes are reconciled as follows:

                                                    YEARS ENDED DECEMBER 31,
                                           -----------------------------------------
                                            1996             1997              1998
                                           ------           ------            ------
 Computed income tax expense                $ 352            $ 606             $ 713
 Increase (decrease) resulting from:
  Nondeductible expenses                        7               14                 7
  State income tax, net of federal
   tax benefit                                 42               81                89
  Other                                       (11)               4                24
                                           ------           ------            ------

 Actual income tax expense                 $  390            $ 705             $ 833
                                           ======           ======            ======

   The components of deferred tax liabilities and deferred tax assets are summarized as follows:

                                                             1997              1998
                                                            ------            ------
Deferred tax liabilities:
  FHLB stock dividends                                      $  182            $  209
  Mortgage servicing fees                                      241               363
  Tax bad debts reserves                                       100                87
  Deferred loan origination cost                               146               174
  Depreciation                                                  63                92
  Deferred income                                                1                 1
  Unrealized gains on securities available for sale             40                16
                                                            ------            ------
                                                               773               942
                                                            ------            ------
 Deferred tax assets:
  Accrued expenses                                              84                52
  Book bad debts reserves                                       43                76
  Other                                                         21                 3
                                                            ------            ------
                                                               148               131
                                                            ------            ------

 Net deferred tax liability                                 $  625            $  811
                                                            ======            ======

     The Bank's annual addition to its reserve for bad debts allowed under the Internal Revenue Code may differ significantly from the bad debt experience used for financial statement purposes. Such bad debt deductions for income tax purposes are included in taxable income of later years only if the bad debt reserves are used for purposes other than to absorb bad debt losses. Since the Bank does not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes have been provided on the amount of bad debt reserves for tax purposes that arose in tax years beginning before December 31, 1987, in accordance with SFAS No. 109. Therefore, retained earnings at December 31, 1997 and 1998, includes approximately $2,400,000, representing such bad debt deductions for which no deferred income taxes have been provided.

     In 1998, the Bank began to recapture into taxable income its post-1987 excess reserves over a six-year period. The remaining amount of the post-1987 excess is approximately $390,000. Since the tax effect of this excess has been previously recorded as deferred income taxes, the Bank will have no material impact on its results of operations when the remaining excess reserves are recaptured.

13.  PENSION PLAN
     ------------

     The Bank sponsors a noncontributory defined benefit pension plan covering substantially all employees who meet certain age and length of service requirements. The plan calls for benefits to be paid to all eligible employees at retirement based primarily upon years of service with the Bank and compensation paid in the five years where earnings were the greatest. The plan meets the criteria of a multi-employer plan as defined in Statement of Financial Accounting Standards No. 87, "Employers' Accounting For Pensions" (SFAS No. 87). Therefore, no separate disclosure is required for the components of pension cost and the Plan's funding status. The plan is sponsored by the Financial Institutions Retirement Fund and consists of approximately 400 participating employers.

     In accordance with SFAS No. 87, an employer participating in a multi-employer plan shall recognize as net pension cost the required contribution for the period and shall recognize as a liability any contribution due and unpaid. The expense recognized for the plan for the years ended December 31, 1996, and 1997, and 1998 was approximately $60,000, $54,000 and
     $42,000, respectively.

14.  PROFIT SHARING AND THRIFT PLAN
     ------------------------------

     The Bank has established a thrift plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all full-time employees who have completed one year of service and have attained the age of twenty-one. Employees may contribute a percentage of their annual gross salary as limited by the federal tax regulations. The Bank matches employee contributions based on the plan guidelines. The amount charged against income was approximately $25,000, $25,000 and $27,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

15.  COMPENSATION BENEFIT AGREEMENT
     ------------------------------

     Effective January 1, 1996, the Company established a non-qualified compensation agreement with a certain key executive providing for benefits payable annually over a ten-year period. The current terms provide for the payment of a certain sum annually for ten years upon his termination of employment or, in the event of his death, to his designated beneficiary. The liability for the vested benefits has been accrued at the balance sheet date at the net present value of the expected benefits. Annual expense is based on the increase in the net present value of vested future benefits. The expense associated with this agreement was approximately $7,000, $12,000 and $36,000 the years ending December 31, 1996, 1997 and 1998, respectively.

16.  REGULATORY MATTERS
     ------------------

     The Bank is subject to various regulatory capital requirements administered by the Office of Thrift Supervision (OTS). Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier I and total capital (as defined in the regulations) to adjusted total or risk weighted assets (as defined). Management believes, as of December 31, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

     As of December 31, 1998, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total Tier I and total ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

     The Bank's actual capital amounts (in thousands) and ratios are also presented in the following table. No adjustments to capital were required for interest-rate risk.

                                                                                                          TO BE WELL
                                                                                                       CAPITALIZED UNDER
                                                                          FOR CAPITAL                  PROMPT CORRECTIVE
                                            ACTUAL                     ADEQUACY PURPOSES               ACTION PROVISIONS
                                ----------------------------    ----------------------------    ----------------------------
                                     AMOUNT         RATIO            AMOUNT         RATIO            AMOUNT         RATIO
                                -------------  -------------    -------------  -------------    -------------  -------------
As of December 31, 1997
 Tier I Capital (to
  adjusted total assets)            $12,325         11.33%           $4,349          *4.0%           $5,437          *5.0%

 Tier I Capital (to risk-
  weighted assets)                  $12,325         20.40%           $2,416          *4.0%           $3,625          *6.0%

 Total Capital (to risk-
  weighted assets)                  $12,450         20.61%           $4,833          *8.0%           $6,041         *10.0%


AS OF DECEMBER 31, 1998
 Tier I Capital (to
  adjusted total assets)            $12,901         11.38%           $4,533          *4.0%           $5,666          *5.0%

 Tier I Capital (to risk-
  weighted assets)                  $12,901         17.65%           $2,924          *4.0%           $4,386          *6.0%

 Total Capital (to risk-
  weighted assets)                  $13,095         17.91%           $5,848          *8.0%           $7,310         *10.0%

* Greater than or equal to

17.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK
     -------------------------------------------------

     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, lines of credit, and letters of credit. Those instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of the Company's involvement in particular classes of financial instruments.

     The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, lines of credit, and letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

     Financial instruments, the contract amounts of which represent credit risk for lines of credit and letters of credit, totaled approximately (in thousands) $3,431 and $6,930 at December 31, 1997 and 1998, respectively.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterpart. Collateral may include accounts receivable; inventory, property, plant, and equipment; and income-producing commercial properties.

     The undisbursed advances on customer lines of credit and letters of credit were approximately (in thousands) $3,192 and $3,082 at December 31, 1997 and 1998, respectively. The Company does not anticipate any losses as a result of these transactions.

     The Company had outstanding commitments for mortgage loans of approximately $412,700 and $3,336,600 at December 31, 1997 and 1998, respectively. The commitments to originate loans at December 31, 1997, were all fixed rate loans having interest rates ranging from 6.875% to 8.75% and terms ranging from 15 to 30 years. At December 31, 1998, commitments to originate fixed rate loans having interest rates ranging from 6.125% and 9.000% and terms ranging from 9 months to 30 years totaled $2,259,600. At December 31, 1998, commitments to originate one year adjustable rate loans having interest rates ranging from 5.50% to 7.25% and terms ranging from 3 to 5 years totaled $1,077,000.

18.  EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)
     ------------------------------------

     The Bank has established for eligible employees an Employee Stock Ownership Plan ("ESOP"). The ESOP borrowed money from the Holding Company and purchased eight percent of the common shares issued in the offering. The Bank is expected to make scheduled cash contributions to the ESOP sufficient to service the amount borrowed. In accordance with generally accepted accounting principles, the unpaid balance of the ESOP loan has been eliminated in consolidation and the unamortized balance of unearned compensation is shown as a reduction of stockholders' equity. For the years ending December 31, 1996, 1997 and 1988, the total contributions to the ESOP used to fund principal and interest payments on the ESOP debt totaled approximately $83,000, $-0-, and $179,000, respectively. The scheduled contribution of approximately $90,000 for 1997 was made in January 1998.

     For the years ended December 31, 1996, 1997 and 1998, compensation from the ESOP of approximately $122,000, $140,000 and $152,000 was expensed, respectively. Compensation is recognized at the average fair value of the ratably released shares during the period as the employees performed services. At December 31, 1998, the ESOP held approximately 38,400 allocated shares and 64,700 unallocated shares. The fair value of the unallocated shares at December 31, 1998, was approximately $938,000.

     The ESOP plan states that dividends on unallocated shares will be used for debt service and dividends on allocated shares will be distributed to the Plan participants. The 1997 debt service payment, made in January 1998, used approximately $36,000 of dividends on unallocated shares. In 1998, ESOP dividends on unallocated shares of approximately $30,000 were used for debt service. For the purposes of computing earnings per share, all ESOP shares committed to be released have been considered outstanding.

19.  MANAGEMENT RECOGNITION AND RETENTION PLAN
     -----------------------------------------

     The Company has an established management recognition and retention plan ("MRP") which reserved shares of common stock for issuance. The shares were granted to certain employees and officers of the Company and began vesting on May 24, 1995, and will be fully vested by May 24, 2000. The number of shares granted to certain employees and officers, effected for the stock split and forfeitures, was 51,207. Compensation expense, in the amount of the fair value of the common stock at the date plan shares were purchased, will be recognized during the periods the participants become vested. As of December 31, 1998, 51,207 shares of common stock had been purchased to fund the MRP. The unamortized balance of unearned compensation is reflected as a reduction of stockholders' equity. For the years ended December 31, 1996, 1997 and 1998, compensation expense of approximately $102,000, $123,000 and $111,000 was recognized, respectively.

20.  STOCK OPTION PLAN
     -----------------

     The Company has a stock option plan for the benefit of directors, officers, and other key employees of the Company. The Plan provides for incentive options for officers and employees and non-incentive options for directors. The Plan is administered by a committee of at least three directors of the Company. The option exercise price cannot be less than the fair value of the underlying common stock at the date of the option grant, and the maximum option term cannot exceed ten years. The number of shares of common stock authorized under the stock option and incentive plan, effected for the stock split, was 134,760 with an exercise price equal to fair market value on the date of grant. The following table summarizes the non-incentive stock options that have been granted to directors and the incentive stock options granted to officers and other key employees. All information has been restated to effect the stock split.

                                           NONINCENTIVE         INCENTIVE              TOTAL           OPTION PRICE
                                         -----------------  ------------------  -------------------  -----------------
          Shares under options:
            Outstanding at
             January 1, 1996                        33,690             96,582              130,272
            Granted - December 5                         -                900                  900              $11.67
                                                   -------            -------             --------

            Outstanding at
             December 31, 1996                      33,690             97,482              131,172
            Granted - December 1                         -                300                  300               14.00
                                                   -------            -------             --------

            Outstanding at
             December 31, 1997                      33,690             97,782              131,472
            Exercised - September                                        (450)                (450)              11.25
            Exercised - December                         -               (450)                (450)              11.67
                                                   -------            -------             --------

            Outstanding at
             December 31, 1998                      33,690             96,882              130,572
                                                   =======            =======             ========

           Options available to grant
            at December 31, 1998                         -              3,288                3,288

           Options exercisable at
            December 31, 1998                       20,214             59,149               79,363

           Weighted average exercise price:
            Outstanding at
             December 31. 1998                     $  9.33            $  9.39             $   9.37

            Exercisable at
             December 31, 1998                     $  9.33            $  9.43             $   9.40

     The Company applies APB Opinion 25 and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for its stock option plan. Had compensation cost for the Company's plan been determined based on the fair value at the grant dates for awards under the Plan consistent with methods under FASB Statement 123 (SFAS 123), the Company's net income and earnings per share would not have been materially reduced and therefore no proforma disclosure was required.

21.  STOCKHOLDERS' EQUITY
     --------------------

     In connection with the insurance of savings accounts for the Bank, the Federal Deposit Insurance Corporation (FDIC) requires that certain minimum amounts be restricted to absorb certain losses as specified in the insurance of accounts regulations. Because restricted retained earnings is not related to amounts of losses actually anticipated, the appropriations thereto have not been charged to income in the accompanying consolidated financial statements. Furthermore, the use of retained earnings by the Bank is restricted by certain requirements of the Internal Revenue Code as disclosed in Note 12. Subsequent to the conversion, the Bank may not declare or pay cash dividends on or repurchase any of its shares of common stock, if the effect would cause stockholders' equity to be reduced below the amount required for the liquidation account, applicable regulatory capital maintenance requirements, or if such declaration and payment would otherwise violate regulatory requirements

     Unlike the Bank, the Holding Company is not subject to these regulatory restrictions on payment of dividends to its stockholders. However, the source of future dividends may be dependent upon dividends from the Bank.

     The Company also has 2,000,000 shares of preferred stock with par value of $1 per share authorized but none issued or outstanding at December 31, 1997 and 1998.

     Effective August 11, 1997, the Holding Company declared a 3 for 2 stock split effected in the form of a 50% common stock dividend. As a result of the stock split, 426,713 additional shares were issued and the fractional shares were paid in cash. All share and per share amounts for all prior periods presented were restated to reflect the effect of the stock split.

22.  FINANCIAL INSTRUMENTS
     ---------------------

     The approximate stated and estimated fair value of financial instruments are summarized below (in thousands):

                                                         1997                                      1998
                                         ------------------------------------       ---------------------------------
                                              STATED            ESTIMATED               STATED            ESTIMATED
                                              AMOUNT            FAIR VALUE              AMOUNT            FAIR VALUE
                                         -----------------  -----------------       -------------     ---------------
 Financial assets:
  Cash and equivalents                            $  6,600           $  6,600          $ 10,341           $ 10,341
  Loans receivable, net                             77,680             76,963            83,215             82,433
  Investments                                       19,149             19,252            13,900             13,941
  Federal Home Loan Bank
   Stock                                               720                720               773                773
  Interest receivable                                  288                288               224                224
                                                  --------           --------          --------           --------

                                                  $104,437           $103,823          $108,453           $107,712
                                                  ========           ========          ========           ========
 Financial liabilities:
  Deposits:
   Demand accounts                                $ 32,007           $ 32,007          $ 35,169           $ 35,169
   Certificate accounts                             60,313             60,414            53,943             54,407
  Advances from Federal
   Home Loan Bank                                    1,000              1,215             8,500              8,701
  Other liabilities                                    475                475               573                573
                                                  --------           --------          --------           --------

                                                  $ 93,795           $ 94,111          $ 98,185           $ 98,850
                                                  ========           ========          ========           ========

     The Company had off-balance sheet financial commitments, which include approximately $3.6 and $6.4 million at December 31, 1997 and 1998, respectively, of commitments to originate and fund loans and unused consumer lines of credit. Since these commitments are based on current market rates, the commitment amount is considered to be a reasonable estimate of fair value.

     Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" (SFAS 107), requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

           CASH AND EQUIVALENTS - The carrying amount of such instruments is
           --------------------
           deemed to be a reasonable estimate of fair value.

           LOANS - Fair values for loans held for investment are estimated by
           -----
           segregating the portfolio by type of loan and discounting scheduled cash flows using interest rates currently being offered for loans with similar terms, reduced by an estimate of credit losses inherent in the portfolio. A prepayment assumption is used as an estimate of the portion of loans that will be repaid prior to their scheduled maturity.

          FEDERAL HOME LOAN BANK STOCK - No ready market exists for this stock
          ----------------------------
          and it has no quoted market value. However, redemption of this stock has historically been at par value. Accordingly, the carrying amount is deemed to be a reasonable estimate of fair value.

          DEPOSITS - The fair values disclosed for demand deposits are, as
          --------
          required by SFAS 107, equal to the amounts payable on demand at the reporting date (i.e., their stated amounts). The fair value of certificates of deposit are estimated by discounting the amounts payable at the certificate rates using the rates currently offered for deposits of similar remaining maturities.

          ADVANCES FROM THE FHLB - The estimated fair value of advances from the
          ----------------------
          FHLB is based on discounting amounts payable at contractual rates using current market rates for advances with similar maturities.

          OTHER ASSETS AND OTHER LIABILITIES - Other assets represent accrued
          ----------------------------------
          interest receivable; other liabilities represent advances from borrowers for taxes and insurance and accrued interest payable. Since these financial instruments will typically be received or paid within three months, the carrying amounts of such instruments are deemed to be a reasonable estimate of fair value.

     Fair value estimates are made at a specific point of time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale the Company's entire holdings of a particular financial instrument. Because no active market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, current interest rates and prepayment trends, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in any of these assumptions used in calculating fair value also would affect significantly the estimates. Further, the fair value estimates were calculated as of December 31, 1997 and 1998. Changes in market interest rates and prepayment assumptions could change significantly the estimated fair value.

     Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Company has significant assets and liabilities that are not considered financial assets or liabilities including deposit franchise value, loan servicing portfolio, real estate, deferred tax liabilities, and office properties and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of these estimates.

23.  EMPLOYMENT AND CHANGE OF CONTROL AGREEMENTS
     -------------------------------------------

     The Bank and the Holding Company entered into an employment agreement with a certain key officer. The employment agreement provides for three-year terms. Commencing on the first anniversary date and continuing each anniversary date thereafter, the respective boards of directors may extend the agreement for an additional year so that the remaining terms shall be three years, unless written notice of termination of the agreement is given by the executive officer. The agreement provides for severance payments and other benefits in the event of involuntary termination of employment in connection with any change in control of the employers. Severance payments also will be provided on a similar basis in connection with voluntary termination of employment where, subsequent to a change in control, officers are assigned duties inconsistent with their positions, duties, responsibilities and status immediately prior to such change in control. The severance payments will equal 2.99 times the executive officer's average annual compensation during the preceding five years. Such amount will be paid within five business days following the termination of employment, unless the officer elects to receive equal monthly installments over a three-year period. The employment agreement provides for termination by the Bank or the Holding Company for just cause at any time. The Company has not accrued any benefits under this postemployment agreement.

24.  NON-INTEREST EXPENSES
     ---------------------

     The Company recognized an expense for the year ending December 31,1996, for the one-time industry-wide special deposit insurance assessment. The special assessment was approximately $534,000 and had a after tax impact on net income of approximately $331,000. The assessment was collected in late November and effective January 1, 1997, the Company began paying reduced premium assessments.

25.  RELATED PARTY ACTIVITY
     ----------------------

     The Company paid approximately $745,000 and $344,000 to a company owned by one of its directors for remodeling and facility improvements at its main office and branch locations in 1997 and 1998, respectively.

26.  CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS
     --------------------------------------------------

     The following condensed balance sheets as of December 31, 1997 and 1998, and condensed statements of income and cash flows for the years ended December 31, 1996, 1997 and 1998, for Twin City Bancorp, Inc. should be read in conjunction with the consolidated financial statements and the notes thereto.

               PARENT COMPANY ONLY
               BALANCE SHEETS (IN THOUSANDS)                                                          DECEMBER 31,
               -----------------------------                                            --------------------------------------
                                                                                              1997                 1998
                                                                                              ----                 ----
                Assets:
                 Cash and due from banks                                                    $   827               $   266
                 Loans receivable from ESOP                                                     575                   431
                 Equity in net assets of bank subsidiary                                     12,388                12,926
                 Other                                                                          233                   543
                                                                                            -------               -------

                    Total assets                                                            $14,023               $14,166
                                                                                            =======               =======

                Liabilities                                                                 $    12               $    14
                                                                                            -------               -------

                Total stockholders' equity                                                   14,011                14,152
                                                                                            -------               -------

                    Total liabilities and stockholders' equity                              $14,023               $14,166
                                                                                            =======               =======

               PARENT COMPANY ONLY                                                       YEARS ENDED DECEMBER 31,
                                                                       ----------------------------------------------------------
               STATEMENTS OF INCOME (IN THOUSANDS)                          1996                  1997                  1998
               -----------------------------------                          ----                  ----                  ----
                 Interest  and dividend income                             $  53                 $1,621                $1,017
                 Expenses                                                    (45)                   (55)                  (49)
                 Income tax (expense) benefit                                 (3)                    18                    13
                                                                           -----                 ------                ------
                  Income ( loss) before equity earnings
                    of bank subsidiary                                         5                  1,584                   981
                 Dividends in excess of equity earnings                        -                   (506)                    -
                 Undistributed equity earnings of bank
                  subsidiary                                                 641                      -                   283
                                                                           -----                 ------                ------

                    Net income                                             $ 646                 $1,078                $1,264
                                                                           =====                 ======                ======

The bank subsidiary paid cash dividends to the parent company for the years ended December 31, 1997 and 1998 of $1,600,000 and $1,000,000, respectively. No dividends had been paid in 1996.

               PARENT COMPANY ONLY                                                   YEARS ENDED DECEMBER 31,
                                                                         ------------------------------------------------
               STATEMENTS OF CASH FLOWS (IN THOUSANDS)                       1996              1997             1998
               ---------------------------------------                       ----              ----             ----
               Operating activities:

                 Net income                                                $ 646             $ 1,078           $ 1,264
                 Undistributed equity earnings of bank
                  subsidiary                                                (641)                  -              (283)
                 Dividends in excess of equity earnings                        -                 506                 -
                 Net changes in operating assets
                  and liabilities                                             15                 (64)               58
                                                                           -----             -------           -------
                    Net cash provided by operating
                     activities                                               20               1,520             1,039
                                                                           -----             -------           -------

                Investing activities:
                 Maturities of investment securities                         500                 525                 -
                 Repayments from (advances to)
                  bank subsidiary                                            111                (170)             (365)
                 Repayment of ESOP loan                                       71                   -               144
                                                                           -----             -------           -------
                    Net cash provided (used) by
                     investing activities                                    682                 355              (221)
                                                                           -----             -------           -------

                Financing activities:
                 Dividends paid                                             (644)               (501)             (465)
                 Proceeds from stock option exercises                          -                   -                10
                 Purchase of treasury stock                                 (744)               (158)             (924)
                 Net advances from (repayments to)
                  bank subsidiary                                            522                (522)                -
                                                                           -----             -------           -------
                    Net cash used by financing
                     activities                                             (866)             (1,181)           (1,379)
                                                                           -----             -------           -------

                Net increase (decrease) in cash
                 and cash equivalents                                       (164)                694              (561)
                Cash and cash equivalents at beginning
                 of year                                                     297                 133               827
                                                                           -----             -------           -------

                Cash and cash equivalents at end of year                   $ 133             $   827           $   266
                                                                           =====             =======           =======

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TWIN CITY BANCORP, INC.

Date:  March 24, 1999                  By: /s/ Thad R. Bowers
                                           -------------------------------------
                                           Thad R. Bowers
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Thad R. Bowers                                            March 24, 1999
    --------------------------------------------------------
    Thad R. Bowers
    President and Chief Executive Officer
    (Director and Principal Executive and Financial Officer)


By:  /s/ Lettie T. Jackson                                        March 24, 1999
    --------------------------------------------------------
    Lettie T. Jackson
    Internal Auditor and Senior Accountant
    (Principal Accounting Officer)


By: /s/ William C. Burriss, Jr.                                   March 24, 1999
    --------------------------------------------------------
    William C. Burriss, Jr.
    Director


By: /s/ Sid Oakley                                                March 24, 1999
    --------------------------------------------------------
    Sid Oakley
    Director


By:
    --------------------------------------------------------
    Louis H. Phetteplace
    Director


By: /s/ Paul R. Wohlford                                          March 24, 1999
    --------------------------------------------------------
    Paul R. Wohlford
    Director