Form 10QSB
period 1999-03-31
TWIN CITY BANCORP INC
filed 1999-05-17
CIK 930373

                             FORM 10-QSB
                             -----------

                  SECURITIES AND EXCHANGE COMMISSION
                  ----------------------------------
                          Washington, DC 20549
                          --------------------



           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
           ------------------------------------------------
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                  --------------------------------------

          For the quarterly period ended March 31, 1999
          ---------------------------------------------


                Commission File Number:  0-25290
                --------------------------------

                     Twin City Bancorp, Inc.
  --------------------------------------------------------------
    (Exact name of registrant as specified in its charter)

     Tennessee                                     62-1582947
-----------------------                        -----------------
(State of incorporation)                       (I.R.S. Employer
                                              Identification No.)

310 State Street, Bristol Tennessee                   37620
----------------------------------------            -------------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:(423) 989-4400
                                                   --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such require ments for the past ninety days: Yes X No
                                   ---   ---

As of March 31, 1999, there were 1,180,060 shares of the registrant's Common Stock, par value $1.00 per share, issued and outstanding.

Transitional small business disclosure format (check one):
Yes      No X
   ---     ---

             TWIN CITY BANCORP, INC. AND SUBSIDIARIES
             ----------------------------------------
                        Bristol, Tennessee
                        ------------------

                              INDEX
                              -----

PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements

        Consolidated Balance Sheets - (Unaudited) as of December
        31, 1998 and March 31, 1999

        Consolidated Statements of Comprehensive Income -
        (Unaudited) for the three-month periods ended March 31, 1998 and 1999

        Consolidated Statements of Cash Flows - (Unaudited) for the three-month periods ended March 31, 1998 and 1999

        Notes to (Unaudited) Consolidated Financial Statements

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations

PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings

 Item 2.  Changes in Securities

 Item 3.  Defaults Upon Senior Securities

 Item 4.  Submission of Matters to a Vote of Security Holders

 Item 5.  Other Information

 Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

                         TWIN CITY BANCORP, INC.
                             AND SUBSIDIARIES
                       Consolidated Balance Sheets
                               (unaudited)
                              (in thousands)

                                               December 31,     March 31,
                                                  1998            1999
                                               ------------     ---------
                 Assets
                 ------

Cash and due from banks                        $ 2,260          $ 2,384
Interest-earning deposits                        8,081            4,968
Investment securities available for
 sale (amortized cost - $1,505 and
  $1,001)                                        1,512            1,008
Loans receivable, net                           81,428           82,854
Loans held for sale                              1,787              959
Mortgage-backed securities available
   for sale (amortized cost -
   $12,395 and $15,986)                         12,429           16,019
Premises and equipment, net                      3,241            3,240
Real estate, net                                   237              116
Federal Home Loan Bank stock                       773              786
Interest receivable                                224              292
Other                                            1,273            1,407
                                              --------         --------
         Total assets                         $113,245         $114,033
                                              ========         ========

                       (continued on next page)

                                               December 31,     March 31,
                                                  1998            1999
                                               ------------     ---------
Liabilities and Stockholders' Equity
------------------------------------
Deposits                                        $ 89,112        $ 89,489
Federal Home Loan Bank advances                    8,500           8,500
Advance payments by borrowers for taxes
  and insurance                                      243             642
Accrued expenses and other liabilities               330             413
Income taxes payable:
  Current                                             97             461
  Deferred                                           811             513
                                                --------        --------
         Total liabilities                        99,093         100,018
                                                --------        --------
Stockholders' Equity
  Common stock ($1 par value, 8,000,000
   shares authorized; 1,201,691 shares issued
   and outstanding at December 31, 1998 and
   1,180,060 shares issued and outstanding at
   March 31, 1999)                                 1,220           1,180
  Paid-in capital                                  6,917           6,705
  Retained earnings, substantially restricted      6,824           6,655
  Treasury stock, 17,739 & 0 shares, at cost        (238)             --
     12/31/98 and 3/31/99, respectively
  Unearned compensation:
   Employee stock ownership plan                    (431)           (412)
   Management recognition plan                      (165)           (137)
  Accumulated other comprehensive income              25              24
                                                --------        --------
         Total stockholders' equity               14,152          14,015
                                                --------        --------
         Total liabilities and stockholders'
           equity                               $113,245        $114,033
                                                ========        ========

     The accompanying notes are an integral part of these consolidated financial statements.

                    TWIN CITY BANCORP, INC.
                      AND SUBSIDIARIES
        Consolidated Statements of Comprehensive Income
                        (unaudited)
                       (in thousands)

                                                    Three Months Ended
                                                          March 31,
                                                   --------------------
                                                    1998          1999
                                                   ------        ------
Interest income:
  Loans                                            $1,762        $1,771
  Mortgage-backed securities                          271           229
  Investment securities                                55            18
  Interest-earning deposits                            63            65
                                                   ------        ------
       Total interest income                        2,151         2,083
                                                   ------        ------

Interest expense:
  Deposits                                          1,069           911
  Federal Home Loan Bank advances                      14           104
                                                   ------        ------
    Total interest expense                          1,083         1,015
                                                   ------        ------
    Net interest income                             1,068         1,068

Provision for loan losses                              45            35
                                                   ------        ------
    Net interest income after
     provision for loan losses                      1,023         1,033
                                                   ------        ------
Non-interest income:
  Loan fees and service charges                        62            60
  Insurance commission and fees                        17            19
  Gain on sale of securities                           13            --
  Gain on sale of loans                                77           126
  Other                                                11             8
                                                   ------        ------
   Total non-interest income                          180           213
                                                   ------        ------
Non-interest expense:
  Compensation and employee benefits                  452           436

  Net occupancy expense                                81            98
  Deposit insurance premiums                           14            14
  Data processing                                      63            71
  Other                                               124           136
                                                   ------        ------
    Total non-interest expense                        734           755
                                                   ------        ------

                     (continued on next page)

                    TWIN CITY BANCORP, INC.
                      AND SUBSIDIARIES
        Consolidated Statements of Comprehensive Income
                        (unaudited)
                       (in thousands)

                                                    Three Months Ended
                                                          March 31,
                                                   --------------------
                                                    1998          1999
                                                   ------        ------
Income before income taxes                           469           491
    Income tax expense                               185           196
                                                   -----         -----
   Net income                                        284           295

Other comprehensive income:
   Net unrealized gains (losses) on securities
   available for sale, net of tax benefit of
   $31 & $0, at 12/31/98 & 3/31/99, respectively     (51)           (1)
                                                   -----         -----
        Comprehensive income                       $ 233         $ 294
                                                   =====         =====

Basic net income per share                         $ .24         $ .26
Diluted net income per share                       $ .23         $ .25

Dividends paid per share                           $ .10         $ .10
                                                   =====         =====

     The accompanying notes are an integral part of these consolidated financial statements.

                  TWIN CITY BANCORP, INC.
                    AND SUBSIDIARIES
          Consolidated Statements of Cash Flows
                     (unaudited)
                    (in thousands)

                                                    Three Months Ended
                                                          March 31,
                                                   --------------------
                                                    1998          1999
                                                   ------        ------
Net cash provided (used) by
 operating activities                               $   394      $ 1,224
                                                    -------      -------
Cash flows from investing activities:
  Maturities of investment securities                 1,000          500
  Proceeds from sale of mortgage-backed
   securities                                         1,788           --
  Principal payments on mortgage-backed
   securities                                           955        1,614
  Purchase of mortgage-backed securities
   classified as available for sale                  (4,091)      (4,238)
  Net decrease (increase) in loans originated           589       (1,791)
  Increase in cash surrender value of
   life insurance                                        (2)          --
  Purchase of loans                                  (1,372)        (650)
  Proceeds from sale of real estate                      --          121
  Purchase of premises and equipment                   (321)         (62)
                                                    -------      -------
     Net cash provided (used) by
      investing activities                           (1,454)      (4,506)
                                                    -------      -------
 Cash flows from financing activities:
  Net increase (decrease) in deposits                  (348)         377
  Increase in advance payments by borrowers
   for taxes and insurance                              367          399
  Proceeds from FHLB advance                          1,500           --
  Dividends paid                                       (120)        (172)
  Acquisition of treasury stock                        (123)        (311)
                                                    -------      -------
 Net cash provided (used) by
    financing activities                             (1,276)         293
                                                    -------      -------
 Net increase (decrease) in cash                        216       (2,989)

 Cash at beginning of period                          6,600       10,341
                                                    -------      -------
 Cash at end of the period                          $ 6,816      $ 7,352
                                                    =======      =======
Supplemental disclosures:

Noncash investing and financing activities:
  Loans sold in exchange for mortgage-backed
    security                                        $    --      $ 1,106
                                                    =======      =======
  Foreclosed real estate                            $    --      $    29
                                                    =======      =======
  Unrealized loss on securities
    available for sale net, of income taxes         $    51      $    --
                                                    =======      =======
Cash paid during the period for:
  Interest                                          $ 1,055      $ 1,012
                                                    =======      =======
  Income taxes                                      $   162      $    43
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

                  TWIN CITY BANCORP, INC.
                    AND SUBSIDIARIES

     NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

Note 1. - Basis of Presentation and Principals of Consolidation
          -----------------------------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These consolidated financial statements include the accounts of Twin City Bancorp, Inc. and its subsidiary, Twin City Federal Savings Bank, and the Bank's wholly owned subsidiaries, TCF Investors, Inc. and Magnolia Investment, Inc., and in consolidation all significant intercompany items are eliminated. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods presented have been made. Such adjustments were of a normal recurring nature. The results of operations for the 1999 interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year.

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


Note 4 -  New Accounting Standards
          ------------------------

The Company adopted Statement of Financial Accounting Standards No.130 "Rep rting Comprehensive Income" (SFAS 130) in 1998. All periods presented are in accordance with SFAS 130. SFAS 130 established standards for reporting and displaying comprehensive income and its components. Comprehensive income consists of net income and other changes in stockholders' equity from nonowner sources. These nonowner sources consist of unrealized gains and losses on certain investments in debt and equity securities.

Note 5 -  Stock Option Plan
          -----------------

In 1995, the Company adopted a stock option plan for the benefit of directors, officers, and other key employees of the Company. The number of shares of common stock reserved for issuance under the stock option plan was equal to 10% of the total number of common shares issued pursuant to the Company's offering. The plan provides for incentive options for officers and employees and non-incentive options for directors. The plan is administered by a committee of at least three directors of the Company. The option exercise price cannot be less than the fair value of the underlying common stock as of the date of the option grant, and the maximum option term cannot exceed ten years. The number of shares of common stock authorized under the stock option and incentive plan was 134,760. As of March 31, 1999, 33,690 non-incentive stock options have been granted to directors and are exercisable on a cumulative basis in equal installments over a five year period. The incentive stock options awarded to officers and other key employees totaled 97,782 at March 31, 1999 with 94,332 exercisable on a cumulative basis in equal installments over a five year period, and 3,450 exercisable upon the date of option grant. As of March 31, 1999, 131,472 options have been granted, of which none have been exercised. Options totaling 128,022 were granted with an exercise price of $9.33 per share, 2,250 were granted with an exercise price of $11.25 per share, 900 were granted with an exercise price of $11.67 per share and the remaining 300 at $14 per share. As of March 31, 1999, 80,263 options are exercisable.

Item 2.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of  Operations
         ------------------------------------

GENERAL

The following discussion and analysis is intended to assist in understanding the financial condition and the results of operations of the Company. References to the "Company" include Twin City Bancorp, Inc. and/or Twin City Federal Savings Bank and its subsidiaries, as appropriate.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1999 AND DECEMBER
31, 1998

The Company's total consolidated assets increased $.8 million, or .7% to $114.0 million at March 31, 1999 from $113.2 million at December 31, 1998. The increase in assets was principally due to increases in the loan and mortgage-backed securities portfolios which offset a reduction in interest-earning deposits at other banks. Cash and due from banks and interest-earning deposits decreased $3.0 million from $10.3 million at December 31, 1998 to $7.3 million at March 31, 1999 due to increased loan demand and the Company's decision to invest in mortgage-backed securities. Net loans receivable increased $1.5 million or 1.2% from $81.4 million at December 31, 1998 to $82.9 million at March 31, 1999. The Company originated 112 mortgage loans during the three months ended March 31, 1999, as compared to 137 originations during the three months ended March 31, 1998. The decrease in originations in 1999 over 1998 was due to a slight increase in the prevailing market rates for the Company's mortgage products causing a decline in refinancing existing mortgages. The Company has sold a majority of its fixed-rate originations during the first quarter of 1999 to the Federal Home Loan Mortgage Corporation, servicing retained without recourse. Total real estate loans amounted to $60.1 million at March 31, 1999 as compared to $60.5 million at December 31, 1998. Consumer/commercial lending decreased by $.5 million or 1.8%, from $28.2 million at December 31, 1998 to $27.7 million at March 31, 1999. The Company's portfolio of investment securities decreased $.5 million from $1.5 million at December 31, 1998 to $1.0 million at March 31, 1999 and the proceeds from these maturities have been invested into mortgage-backed securities which currently bear a greater yield. In addition, the Company's portfolio of mortgage-backed securities increased $3.6 million, or 29.0%, from $12.4 million at December 31, 1998 to $16.0 million at March 31, 1999.

Deposits increased $.4 million or .4% from $89.1 million at December 31, 1998 to $89.5 million at March 31, 1999. Federal
Home Loan Bank advances remained unchanged at $8.5 million.

Total stockholders' equity has decreased $137,000 or 1.0% from December 31, 1998 to March 31, 1999. The Company posted comprehensive income of $294,000 for the three months ended March 31, 1999 while paying dividends of $0.10 per share of common stock, or $118,800. During the three months ended March 31, 1999, the Company recognized compensation earned in the amount of $67,000 from the Employee Stock Ownership Plan and the Management Recognition Plan. In addition, the Company has continued to repurchase some of its outstanding shares of common stock and for the three months ending March 31, 1999, had repurchased 21,631 shares at an average purchase price of $14.37 per share.

COMPARISON OF RESULTS OF OPERATIONS

Net income for the three months ended March 31, 1999 improved to $295,000 ($.26 basic and $.25 diluted earnings per share, respectively) compared to $284,000 ($.24 basic and $.25 diluted earnings per share, respectively) for the three months ended March 31, 1998. The improvement in earnings was primarily the result of an increase in gain on sale of loans which offset higher non-interest expense and static net interest income.

Net interest income for the three months ended March 31, 1999 remained at $1.1 million as compared to the three months ended March 31, 1998 as the decline in interest expense matched the decline in interest income. The net interest margin decreased from 4.17% for the three months ended March 31, 1998 to 3.95% for the three months ended March 31, 1999. The average yield on interest-earning assets decreased 68 basis points from 8.39% for the three months ended March 31, 1998 to 7.71% for the three months ended March 31, 1999, while the average cost on interest bearing liabilities decreased from 4.65% for the three months ended March 31, 1998 to 4.18% for the three months ended March 31, 1999. The average balance of interest-earning assets was $102.6 million for the three months ended March 31, 1998 as compared to $108.0 million for the three months ended March 31, 1999, while the average balance of interest-bearing liabilities was $93.2 million for the three months ended March 31, 1998 as compared to $97.2 million for the three months ended March 31, 1999.

The provision for loan losses amounted to $45,000 and $35,000 for the three months ended March 31, 1998 and 1999, respectively. At March 31, 1999, management reviewed the allowance for loan losses in relation to the Company's performance with past collections and chargeoffs, management's experience with the loan portfolio, and observations of the general economic climate and loan loss expectations. From this review and analysis, and based on management's experience and judgment in managing the loan portfolio, it was determined that the allowance for loan losses needed to be $192,000, and therefore, a $35,000 provision was recorded for the quarter ended March 31, 1999.

Non-interest income increased $33,000 from $180,000 for the three months ended March 31, 1998 to $213,000 for the three months ended March 31, 1999 principally due to higher gains on sales of loans. Gain on the sale of fixed-rate mortgage loans to the FHLMC recognized for the three months ended March 31, 1998 was $77,000 as compared to $126,000 for the three months ended March 31, 1999 due to increased sales to FHLMC primarily resulting from lower interest rate refinancing. For the quarter ended March 31, 1999, loan fees and service charges amounted to $60,000 as compared to $62,000 for the first quarter of 1998. Insurance commissions and fees were $19,000 for the three months ended March 31, 1999 as compared to $17,000 for the three months ended March 31, 1998.

Non-interest expense increased $21,000 from $734,000 for the three months ended March 31, 1998 to $755,000 for the three months ended March 31, 1999 due to increases in occupancy, data processing and other expense which offset a decline in compensation and employee benefit expense. Net occupancy expense increased $17,000 from $81,000 for the three months ended March 31, 1998 to $98,000 for the three months ended March 31, 1999. Data processing increased $8,000 from $63,000 for the three months ended March 31, 1998 to $71,000 for the three months ended March 31, 1999 due to the installation of new equipment and software.

Other expense increased $12,000 from $124,000 for the three months ended March 31, 1998 to $136,000 for the three months ended March 31, 1999. Compensation and employee benefits decreased $16,000 from $452,000 for the three months ended March 31, 1998 to $436,000 for the three months ended March 31, 1999
due to a change in the reduced cost of benefits.   Deposit
insurance premiums remained constant for the three month periods ended March 31, 1999 and 1998.

Other comprehensive income is composed of net unrealized gains and losses on securities classified as available for sale in accordance with SFAS No. 115. For the quarters ending March 31, 1998 and 1999, the Company reported net unrealized gain (losses) on securities, net of tax benefits, of ($51,000) and ($1,000) respectively.

Liquidity and Capital Resources. The Company's primary sources of funds are deposits and proceeds from principal and interest payments on loans. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. At March 31,1999, there were no material commitments for capital expenditures and the Company had unfunded loan commitments of approximately $1.7 million.

At March 31, 1999, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Company. Further at March 31, 1999, management was not aware of any current recommendations by the regulatory authorities which, if implemented, would have such an effect. The Savings Bank exceeded all of its capital requirements at March 31, 1999.

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

     In 1997 a committee was formed to prepare the Bank for Year 2000 readiness. Since that time the committee has reviewed all date sensitive equipment which included personal computers, security, ATMs, other critical systems and the service bureau that provides data processing to the Bank. All of the Bank's hardware and software has been tested for Year 2000 compliance. The personal computers that were found to be non-compliant were replaced with Y2K computers. The service bureau expects to resolve any potential Y2K issues by the end of July, thus allowing time to further monitor for Year 2000 compliance. All phases of application software testing with the service bureau has been completed satisfactorily.

     The Bank projected a budget for Y2K expenses early in 1998 to be approximately $310,000. It is anticipated that this projection will be sufficient unless an unexpected need arises.

     The contingency resumption plan is designed to be implemented immediately should a disruption of service occur in the Year 2000. The management of the Bank believes the plan could be implemented without any potential losses to the Bank.

                     PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

From time to time, the Company and any subsidiaries may be a party to various legal proceedings incident to its or their business. At March 31, 1999, there were no legal proceedings to which the Company or any subsidiary was a party, or to which of any of their property was subject, which were expected by management to result in a material loss.

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

(a) Exhibits. The following exhibits are filed as a part of this report:

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

(b) Reports on Form 8-K. The Corporation did not file a current report on Form 8-K during the quarter covered by this report.




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




Date: May 17, 1999       By /s/ Thad R. Bowers
                           -----------------------------
                           Thad R. Bowers
                           President and Chief Executive Officer
                           (Duly Authorized Representative and
                            Principal Executive and Financial
                            Officer)