Form 10QSB
period 1999-06-30
TWIN CITY BANCORP INC
filed 1999-08-16
CIK 930373

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

          For the quarterly period ended June 30, 1999
          --------------------------------------------


                Commission File Number:  0-25290
                --------------------------------

                     Twin City Bancorp, Inc.
  --------------------------------------------------------------
    (Exact name of registrant as specified in its charter)

     Tennessee                                   62-1582947
-----------------------                      -----------------
(State of incorporation)                     (I.R.S. Employer
                                            Identification No.)

310 State Street, Bristol Tennessee                   37620
----------------------------------------            ------------
-
(Address of principal executive offices)            (Zip Code)

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

As of June 30, 1999, there were 1,152,985 shares of the registrant's Common Stock, par value $1.00 per share, issued and outstanding.

Transitional small business disclosure format (check one):
Yes      No X
   ---     ---

              TWIN CITY BANCORP, INC. AND SUBSIDIARIES
             ----------------------------------------
                        Bristol, Tennessee
                        ------------------

                              INDEX
                              -----

PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements

        Consolidated Balance Sheets - (Unaudited) as of December
        31, 1998 and June 30, 1999

        Consolidated Statements of Comprehensive Income -
        (Unaudited) for the six and three-month periods ended
        June 30, 1998 and 1999

        Consolidated Statements of Cash Flows - (Unaudited) for the six-month periods ended June 30, 1998 and 1999

        Notes to (Unaudited) Consolidated Financial Statements

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations

                         TWIN CITY BANCORP, INC.
                             AND SUBSIDIARIES
                       Consolidated Balance Sheets
                               (unaudited)
                              (in thousands)

                                                December 31,     June 30,
                                                   1998            1999
                                               ------------     ---------
                 Assets
                 ------

Cash and due from banks                        $ 2,260         $ 1,472
Interest-earning deposits                        8,081           2,435
Investment securities (amortized cost -
  $1,505 and $504)                               1,512             506
Loans receivable, net                           81,428          87,146
Loans held for sale                              1,787           1,551
Mortgage-backed securities (amortized
 cost - $12,395 and $16,170)                    12,429          15,913
Premises and equipment, net                      3,241           3,203
Real estate, net                                   237              86
Federal Home Loan Bank stock                       773             800
Interest receivable                                224             273
Other                                            1,273           1,483
                                              --------        --------



 Total assets                                 $113,245        $114,868
                                              ========        ========




                                              (continued on next page)



                                               December 31,     June 30,
                                                  1998            1999
                                               ------------     ---------
   Liabilities and Stockholders' Equity
   ------------------------------------

Deposits                                        $ 89,112        $ 90,042
Federal Home Loan Bank advances                    8,500           8,500
Advance payments by borrowers for
 taxes and insurance                                 243           1,017
Accrued expenses and other liabilities               330             671
Income taxes payable:
 Current                                              97             396
 Deferred                                            811             489
                                                --------        --------
   Total liabilities                              99,093         101,115
                                                --------        --------

Stockholders' Equity
 Common stock ($1 par value, 8,000,000
  shares authorized; 1,219,430 shares issued
   at December 31, 1998 and June 30, 1999)         1,220           1,220
 Paid-in capital                                   6,917           6,955
 Retained earnings, substantially restricted       6,824           7,145
 Treasury stock, 17,739 and 66,545 shares,
   at cost                                          (238)           (908)
 Unearned compensation:
  Employee stock ownership plan                     (431)           (395)
  Management recognition plan                       (165)           (106)
 Accumulated other comprehensive income (loss)        25            (158)
                                                --------        --------
   Total stockholders' equity                     14,152          13,753
                                                --------        --------

   Total liabilities and stockholders' equity   $113,245        $114,868
                                                ========        ========



The accompanying notes are an integral part of these consolidated financial statements.

                    TWIN CITY BANCORP, INC.
                        AND SUBSIDIARIES
        Consolidated Statements of Comprehensive Income
                          (unaudited)
             (in thousands, except per share data)


                                        Six Months Ended    Three Months Ended
                                            June 30               June 30
                                      ------------------    ------------------
                                      1998          1999    1998          1999
                                      ----          ----    ----          ----
Interest income:
 Loan                                 $3,533       $3,547   $1,771        $1,776
 Mortgage-backed securities              521          482      250           253
 Investment securities                   104           57       49            26
 Interest-earning deposits               117           99       54            47
                                      ------       ------   ------        ------
  Total interest income                4,275        4,185    2,124         2,102
                                      ------       ------   ------        ------

Interest expense:
 Deposits                              2,094        1,835    1,025           924
 Federal Home Loan
  Bank advances                           57          209       43           105
                                      ------       ------   ------        ------
   Total interest expense              2,151        2,044    1,068         1,029
                                      ------       ------   ------        ------

   Net interest income                 2,124        2,141    1,056         1,073

Provision for loan losses                 90           80       45            45
                                      ------       ------   ------        ------

   Net interest income after
     provision for loan losses         2,034        2,061    1,011         1,028
                                      ------       ------   ------        ------

Non-interest income:
 Loan fees and service charges           108          132       46            72
 Insurance commission and fees            44           37       27            18
 Gain on sale of securities               13            -        -             -
 Gain on sale of loans                   131          268       54           142
 Other                                    20           20        9            12
                                      ------       ------   ------        ------
  Total non-interest income              316          457      136           244
                                      ------       ------   ------        ------

Non-interest expense:
 Compensation and employee Benefits      884          880      432           444
 Net occupancy expense                   163          185       82            87
 Deposit insurance premiums               29           27       15            13
 Data processing                         136          155       73            84
 Other                                   239          271      115           135
                                      ------       ------   ------        ------
  Total non-interest expense           1,451        1,518      717           763
                                      ------       ------   ------        ------

                                                         (continued on next page)

                      TWIN CITY BANCORP, INC.
                        AND SUBSIDIARIES
  Consolidated Statements of Comprehensive Income (continued)
                          (unaudited)
                         (in thousands)



                                        Six Months Ended    Three Months Ended
                                            June 30               June 30
                                      ------------------    ------------------
                                      1998          1999    1998          1999
                                      ----          ----    ----          ----
Income before income taxes            $899         $1,000   $430         $ 509

  Income tax expense                   357            398    172           202
                                      ----         ------   ----         -----
   Net income                          542            602    258           307

Other comprehensive income:
 Net unrealized gains (losses) on
  securities available for sale, net
  of tax benefit of $41 and $113,
  Respectively, for the six months
  Ended June 30, 1998 and 1999,
  and $10 and $113 for the three
  Months ended June 30,
  1998 and 1999                        (66)          (183)   (15)         (182)
                                      ----         ------   ----         -----
     Comprehensive income             $476         $  419   $243         $ 125
                                      ====         ======   ====         =====


 Basic Net Income per share           $.46         $  .54   $.22         $ .28
 Diluted Net income per share         $.44         $  .52   $.21         $ .27

 Dividends paid per share             $.20         $  .25   $.10         $ .10
                                      ====         ======   ====         =====




The accompanying notes are an integral part of these consolidated financial statements.

                    TWIN CITY BANCORP, INC.
                        AND SUBSIDIARIES
             Consolidated Statements of Cash Flows
                          (unaudited)
                         (in thousands)


                                                      Six Months Ended June 30,
                                                        1998            1999
                                                      ------------     ---------


Net cash provided (used) by operating activities       $   981         $ 1,121
                                                       -------         -------

Cash flows from investing activities:
 Maturities of investment securities                     1,500           1,000
 Proceeds from sale of mortgage-backed securities        1,788               -
 Principal payments on mortgage-backed securities        2,395           2,373
 Purchase of mortgage-backed securities
  classified as available for sale                      (4,091)         (3,034)
 Net decrease (increase) in loans originated            (3,634)         (6,534)
 Purchase of loans                                      (1,372)         (2,132)
 Proceeds from sale of real estate                           -             121
 Purchase of premises and equipment                       (425)            (82)
                                                       -------         -------
   Net cash provided (used) by investing activities     (3,839)         (8,288)
                                                       -------         -------
Cash flows from financing activities:
 Net increase (decrease) in deposits                    (2,935)            930
 Increase in advance payments by borrowers
  for taxes and insurance                                  781             774
 Proceeds from FHLB advance                              4,000               -
 Dividends paid                                           (253)           (301)
 Acquisition of treasury stock                            (399)           (670)
                                                       -------         -------
   Net cash provided (used) by financing activities      1,194             733
                                                       -------         -------

Net increase (decrease) in cash                         (1,664)         (6,434)

Cash at beginning of period                              6,600          10,341
                                                       -------         -------

Cash at end of period                                  $ 4,936         $ 3,907
                                                       =======         =======

Supplemental disclosures:
 Noncash investing and financing activities:
  Loans sold in exchange for mortgage-backed
    securities                                         $     -         $ 3,136
                                                       =======         =======
  Foreclosed real estate                               $   148         $     -
                                                       =======         =======
  Unrealized loss on securities available for
    sale, net of income taxes                          $    66         $   183
                                                       =======         =======
 Cash paid during the period for:
  Interest                                             $ 2,160         $ 2,048
                                                       =======         =======
  Income taxes                                         $   173         $   267
                                                       =======         =======


The accompanying notes are an integral part of these consolidated financial statements.

                    TWIN CITY BANCORP, INC.
                         AND SUBSIDIARIES
                NOTES TO (UNAUDITED) CONSOLIDATED
                      FINANCIAL STATEMENTS



Note 1  -  Basis of Presentation and Principles of Consolidation
           -----------------------------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accountingprinciples for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These consolidated financial statements include the accounts of Twin City Bancorp, Inc. (the "Company") and its subsidiary, Twin City Federal Savings Bank (the "Bank"), and the Bank's wholly owned subsidiaries, TCF Investors, Inc. and Magnolia Investment, Inc., and in consolidation all significant intercompany items are eliminated. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods presented have been made. Such adjustments were of a normal recurring nature. The results of operations for the 1999 interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

               TWIN CITY BANCORP, INC.
                   AND SUBSIDIARIES
           NOTES TO (UNAUDITED) CONSOLIDATED
           FINANCIAL STATEMENTS (continued)



Note 4 -  Stock Option Plan
          -----------------

In 1995, the Company adopted a stock option plan for the benefit of directors, officers, and other key employees of the Company. The number of shares of common stock reserved for issuance under the stock option plan was equal to 10% of the total number of common shares issued pursuant to the Company's offering. The plan provides for incentive options for officers and employees and non-incentive options for directors. The plan is administered by a committee of at least three directors of the Company. The option exercise price cannot be less than the fair value of the underlying common stock as of the date of the option grant, and the maximum option term cannot exceed ten years. The number of shares of common stock authorized under the stock option and incentive plan was 134,760. As of June 30, 1999, 33,690 non-incentive stock options have been granted to directors and are exercisable on a cumulative basis in equal installments over a five year period. The incentive stock options awarded to officers and other key employees totaled 97,782 at June 30, 1999 with 94,332 exercisable on a cumulative basis in equal installments over a five year period, and 3,450 exercisable upon the date of option grant. As of June 30, 1999, 131,472 options have been granted, of which 900 have been exercised. Options totaling 128,022 were granted with an exercise price of $9.33 per share, 2,250 were granted with an exercise price of $11.25 per share, 900 were granted with an exercise price of $11.67 per share and the remaining 300 at $14 per share. As of June 30, 1999, 104,968 options are exercisable.

Item 2. Management's Discussion and Analysis of Financial
        -------------------------------------------------
        Condition and Results of Operations
        -----------------------------------

GENERAL

The following discussion and analysis is intended to assist in understanding the financial condition and the results of operations of the Company. References to the "Company" include Twin City Bancorp, Inc. and/or Twin City Federal Savings Bank and its subsidiaries, as appropriate.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1999 AND DECEMBER
31, 1998

The Company's total consolidated assets increased $1.6 million, or 1.4% to $114.8 million at June 30, 1999 from $113.2 million at December 31, 1998. Cash and due from banks and interest-earning deposits decreased $6.4 million from $10.3 million at December 31, 1998 to $3.9 million at June 30, 1999. Net loans receivable increased $5.7 million or 7.0% from $81.4 million at December 31, 1998 to $87.1 million at June 30, 1999. The Company originated or purchased 219 mortgage loans during the six months ended June 30, 1999, as compared to 264 originations during the six months ended June 30, 1998. The decrease in originations in 1999 from 1998 was due to a decline in the volume of refinancings coupled with a leveling housing market. The Company has sold a majority of its fixed-rate originations during the first six months of 1999 to the Federal Home Loan Mortgage Corporation, servicing retained without recourse. Total real estate loans amounted to $62.7 million at June 30, 1999 as compared to $60.5 million at December 31, 1998. Consumer/commercial lending increased by $900,000 or 3.2%, from $28.2 million at December 31, 1998 to $29.1 million at June 30, 1999. The Company's portfolio of investment securities decreased $1.0 million from $1.5 million at December 31, 1998 to $500,000 at June 30, 1999, and the proceeds from these maturities have been invested into loans receivable and mortgaged-backed securities which currently produce a greater yield. In addition, the Company's portfolio of mortgage-backed securities increased $3.5 million or 28.2% from $12.4 million at December 31, 1998 to $15.9 million at June 30, 1999.

Deposits increased $930,000, or 1.0% from $89.1 million at December 31, 1998 to $90.0 million at June 30, 1999. Federal
Home Loan Bank advances were unchanged at June 30, 1999 compared to December 31, 1998.

Total stockholders' equity has decreased $399,000 or 2.8% from December 31, 1998 to June 30, 1999. The Company posted comprehensive income of $419,000 for the six months ended June 30, 1999 while paying dividends of $0.25 per share of common stock, or $301,000. During the six months ended June 30, 1999, the Company recognized compensation earned in the amount of $135,000 from the Employee Stock Ownership Plan and the Management Recognition Plan. In addition, the Company has continued to repurchase some of its outstanding shares of common stock and for the six months ending June 30, 1999, had repurchased 48,806 shares (all of which were held in treasury) at an average purchase price of $13.73 per share.

COMPARISON OF RESULTS OF OPERATIONS

Net income increased to $602,000 ($0.54 basic earnings per share) for the six months ended June 30, 1999 from $542,000 ($0.46 basic earnings per share) for the six months ended June 30, 1998. For the three months ended June 30, 1999, net income increased to $307,000 ($0.28 basic earnings per share) compared to $258,000 ($0.22 basic earnings per share) for the three months ended June 30, 1998. Net income for the six month period benefited from an improvement in net interest income and an increase in noninterest income while provision for loan losses decreased. Net interest income and noninterest income also improved during the three month period. While noninterest expense increased during both periods, the increase was not sufficient to offset the improvements in other items.

Net interest income for the six months ended June 30, 1999 increased $17,000 as compared to the six months ended June 30, 1998, and for the three months ended June 30, 1999 also increased $17,000 compared to the three months ended June 30, 1998. The increase was attributable to a net increase in the volume of interest earning assets over interest bearing liabilities offset by a decrease in the interest rate spread which decreased from 3.70% for the six months ended June 30, 1998 to 3.50% for the six months ended June 30, 1999 and decreased from 3.67% for the three months ended June 30, 1998 to 3.48% for the three months ended June 30, 1999. The net interest margin decreased from 4.11% for the six months ended June 30, 1998 to 3.93% for the six months ended June 30, 1999 and decreased from 4.08% for the three months ended June 30, 1998 to 3.91% for the three months ended June 30, 1999. The average yield on interest-earning assets decreased 59 basis points from 8.27% for the six months ended June 30, 1998 to 7.68% for the six months ended June 30, 1999 and decreased 55 basis points from 8.20% for the three months ended June 30, 1998 to 7.65% for the three months ended June 30, 1999. The average cost on interest bearing liabilities decreased from 4.57% for the six months ended June 30, 1998 to 4.18% for the six months ended June 30, 1999 and decreased from 4.53% for the three months ended June 30, 1998 to 4.17% for the three months ended June 30, 1999. The average balance of interest-earning assets was $103.3 million for the six months ended June 30, 1998 as compared to $108.9 million for the six months ended June 30, 1999 and $103.6 million for the three months ended June 30, 1998 as compared to the $109.9 million for the three months ended June 30, 1999. The average balance of interest-bearing liabilities was $94.1 million for the six months ended June 30, 1998 as compared to $97.9 million for the six months ended June 30, 1999 and was $94.2 million for the three months ended June 30, 1998 as compared to $98.7 million for the three months ended June 30, 1999.

The provision for loan losses amounted to $90,000 and $80,000 for the six months ended June 30, 1998 and 1999, respectively, and $45,000 for each of the three months ended June 30, 1998 and 1999. At June 30, 1998 and 1999, the allowance for loan losses represented 64% and 763%, respectively, of total loans past due more than ninety days. At June 30, 1999, management reviewed the allowance for loan losses in relation to the Company's performance with past collections and chargeoffs, management's experience with the loan portfolio, and observations of the general economic climate and loan loss expectations. From this review and analysis, and based on management's experience and judgment in managing the loan portfolio, it was determined that the allowance for loan losses needed to be $230,000, and therefore, a $45,000 provision was recorded for the quarter ended June 30, 1999.

Non-interest income increased $141,000 from $316,000 for the six months ended June 30, 1998 to $457,000 for the six months ended June 30, 1999 and increased by $108,000 for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. For the six months ended June 30, 1999, loan fees and service charges amounted to $132,000 as compared to $108,000 for the six months ended June 30, 1998, and amounted to $72,000 for the three months ended June 30, 1999 as compared to $46,000 for the three months ended June 30, 1998. Gain on the sale of fixed-rate mortgage loans to the FHLMC recognized for the six months ended June 30, 1998 was $131,000 as compared to $268,000 for the six months ended June 30, 1999, and was $54,000 for the three months ended June 30, 1998 as compared to $142,000 for the three months ended June 30, 1999. The increases in gains on sale of loans and loan fees and service charges reflect increased loan servicing volume during the 1999 periods. Insurance commissions and fees were $37,000 for the six months ended June 30, 1999 as compared to $44,000 for the six months ended June 30, 1998 and was $18,000 for the three months ended June 30, 1999 as compared to $27,000 for the three months ended June 30, 1998.

Non-interest expense increased $67,000 from the six months ended June 30, 1998 compared to the six months ended June 30, 1999, and $46,000 from $717,000 for the three months ended June 30, 1998 to $763,000 for the three months ended June 30, 1999. Compensation and employee benefits decreased $4,000 from $884,000 for the six months ended June 30, 1998 to $880,000 for the six months ended June 30, 1999, and increased $12,000 from $432,000 for the three months ended June 30, 1998 to $444,000 for the three months ended June 30, 1999. The increase for the three month-period was a direct result of normal salary and wage increase. Deposit insurance premiums remained constant from the three and six month periods ended June 30, 1999 and 1998. Data processing increased $19,000 from $136,000 for the six months ended June 30, 1998 to $155,000 for the six months ended June 30, 1999. Of the six month increase in data processing, $11,000 came in the three months ending June 30, 1999. Other expense increased $32,000 from $239,000 for the six months ended June 30, 1998 to $271,000 for the six months ended June 30, 1999 and increased $20,000 from $115,000 for the three months ended
June 30, 1998 to $135,000 for the three months ended June 30, 1999.

Other comprehensive income is composed of net unrealized gains and losses on securities classified as available for sale in accordance with SFAS No. 115. For the six months ending June 30, 1998 and 1999, the Company reported net unrealized gain (losses) on securities, net of tax benefits, of $(66,000) and $(183,000), respectively. These amounts were $(15,000) and $(182,000) for the three months ended June 30, 1998 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES. The Company's primary sources of funds are deposits and proceeds from principal and interest payments on loans. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. At June 30, 1999, there were no material commitments for capital expenditures and the Company had unfunded loan commitments of approximately $1.3 million.

At June 30, 1999, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Company. Further at June 30, 1999, management was not aware of any current recommendations by the regulatory authorities which, if implemented, would have such an effect. The Savings Bank exceeded all of its capital requirements at June 30, 1999.

Year 2000 Considerations. A great deal of information has been disseminated about the global computer crash that may occur in the year 2000. Many computer programs than can only distinguish the final two digits of the year entered (a common programming practice in earlier years) are expected to read entries for the year 2000 as the year 1900 and compute payment, interest or delinquency based on the wrong date or are expected to be unable to compute payment, interest or delinquency. Rapid and accurate data processing is essential to the operations of the Company. Data processing is also essential to most other financial institutions and other companies.

In 1997, a committee was formed to prepare the Company for the Year 2000 readiness. Since that time, the committee has reviewed all date-sensitive equipment which included personal computers, security, ATMs, other critical systems and the service bureau that provides data processing to the Company. All of the Company's hardware and software has been tested for Year 2000 compliance. The personal computers that were found to be noncompliant were replaced with Y2K computers. The service bureau expects to resolve any potential Y2K issues by the end of July, thus allowing time to further monitor for Year 2000 compliance. All phases of application software testing with the service bureau has been completed satisfactorily.

The Company projected a budget for Y2K expenses early in 1998 to be approximately $310,000. It is anticipated that this projection will be sufficient unless an unexpected need arises.
Through June 30, 1999, the Company has spent approximately
$229,000 on Y2K remediation efforts.

The contingency resumption plan is designed to be implemented immediately should a disruption of service occur in the Year
2000. The management of the Bank believes the plan could be implemented without any potential losses to the Bank.

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings
           -----------------

From time to time, the Company and any subsidiaries may be a party to various legal proceedings incident to its or their business. At June 30, 1999, there were no legal proceedings to which the Company or any subsidiary was a party, or to which of any of their property was subject, which were expected by management to result in a material loss.

Item 2.   Changes in Securities and Use of Proceeds
          -----------------------------------------

          None

Item 3.   Defaults Upon Senior Securities
          -------------------------------

          None

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------


          On May 21, 1999, the registrant held its annual meeting of stockholders. At the meeting, the following directors were elected by the stockholders.

                                Votes
                          -------------------                     Broker
                          For        Withheld     Abstentions    Non-Votes   Term
                          ---        --------     -----------    ---------   ----
Thad Bowers               1,019,528    337           -             -        3 years
Sid Oakley                1,019,528    337           -             -        3 years
John Vann                 1,019,528    337           -             -        2 years

          The terms of office of Directors Paul R. Wohlford and William C. Burriss, Jr. continued after the annual meeting.

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




Date: August 13, 1999    By /s/ Thad R. Bowers
                           -----------------------------
                           Thad R. Bowers
                           President and Chief Executive Officer
                           (Duly Authorized Representative and
                            Principal Executive and Financial
                            Officer)