Form 10QSB
period 1999-09-30
TWIN CITY BANCORP INC
filed 1999-11-15
CIK 930373

                             FORM 10-QSB
                             -----------

                  SECURITIES AND EXCHANGE COMMISSION
                  ----------------------------------
                          Washington, DC 20549
                          --------------------



             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             -------------------------------------------
               OF THE SECURITIES EXCHANGE ACT OF 1934
               --------------------------------------

          For the quarterly period ended September 30, 1999
          -------------------------------------------------


                Commission File Number:  0-25290
                --------------------------------

                     Twin City Bancorp, Inc.
  --------------------------------------------------------------
    (Exact name of small business issuer as specified in its
                         charter)

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

Issuer=s telephone number, including area code:
                    (423) 989-4400
                    --------------

Check whether the issuer:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past ninety days:
Yes X  No
   ---   ---

As of September 30, 1999, there were 1,133,653 shares of the issuer=s Common Stock, par value $1.00 per share, issued and outstanding.

Transitional small business disclosure format (check one):
Yes      No X
   ---     ---

              TWIN CITY BANCORP, INC. AND SUBSIDIARIES
             ----------------------------------------
                        Bristol, Tennessee
                        ------------------

                              INDEX
                              -----

PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Consolidated Balance Sheets - (Unaudited) as of
          December 31, 1998 and September 30, 1999

          Consolidated Statements of Comprehensive Income -
          (Unaudited) for the nine and three-month periods ended
          September 30, 1998 and 1999

          Consolidated Statements of Cash Flows - (Unaudited) for the nine-month periods ended September 30, 1998 and 1999

          Notes to (Unaudited) Consolidated Financial Statements

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations

                         TWIN CITY BANCORP, INC.
                             AND SUBSIDIARIES
                       Consolidated Balance Sheets
                               (unaudited)
                  (in thousands, except per share data)

                                                December 31,   September 30,
                                                   1998            1999
                                               ------------    ------------
                  Assets
                  ------

Cash and due from banks                         $  2,260        $  3,664
Interest-earning deposits                          8,081           3,855
Investment securities (amortized cost -
  $1,505 and $504)                                 1,512             504
Loans receivable, net                             81,428          89,152
Loans held for sale                                1,787           2,019
Mortgage-backed securities (amortized
 cost - $12,395 and $17,198)                      12,429          16,777
Premises and equipment, net                        3,241           3,434
Real estate, net                                     237              85
Federal Home Loan Bank stock                         773             815
Interest receivable                                  224             314
Other                                              1,273           1,599
                                                --------        --------
 Total assets                                   $113,245        $122,218
                                                ========        ========

                                        (continued on next page)


                                                December 31,   September 30,
                                                   1998            1999
                                               ------------    ------------
     Liabilities and Stockholders' Equity
     ------------------------------------

Deposits                                         $ 89,112        $ 93,954
Federal Home Loan Bank advances                     8,500          12,000
Advance payments by borrowers for
 taxes and insurance                                  243           1,354
Accrued expenses and other liabilities                330             480
Income taxes payable:
 Current                                               97              69
 Deferred                                             811             726
                                                 --------        --------
   Total liabilities                               99,093         108,583
                                                 --------        --------

Stockholders' Equity
 Common stock ($1 par value, 8,000,000
  shares authorized; 1,219,430 shares issued
   at December 31, 1998 and September
   30, 1999)                                        1,220           1,220
 Paid-in capital                                    6,917           6,976
 Retained earnings, substantially restricted        6,824           7,341
 Treasury stock, 17,739 and  85,877 shares,
   at cost                                           (238)         (1,190)
 Unearned compensation:
  Employee stock ownership plan                      (431)           (377)
  Management recognition plan                        (165)            (74)
 Accumulated other comprehensive income (loss)         25            (261)
                                                 --------        --------
   Total stockholders' equity                      14,152          13,635
                                                 --------        --------
   Total liabilities and stockholders' equity    $113,245        $122,218
                                                 ========        ========


The accompanying notes are an integral part of these consolidated financial statements.

                    TWIN CITY BANCORP, INC.
                        AND SUBSIDIARIES
        Consolidated Statements of Comprehensive Income
                          (unaudited)
             (in thousands, except per share data)

                                          Nine Months Ended    Three Months Ended
                                            September 30          September 30
                                          -----------------    ------------------
                                          1998         1999    1998          1999
                                          ----         ----    ----          ----
Interest income:
 Loan                                      $5,363      $5,401  $1,830       $1,854
 Mortgage-backed securities                   742         723     221          241
 Investment securities                        138          80      34           23
 Interest-earning deposits                    183         128      66           29
                                           ------      ------  ------       ------
  Total interest income                     6,426       6,332   2,151        2,147
                                           ------      ------  ------       ------
Interest expense:
 Deposits                                   3,110       2,795   1,016          960
 Federal Home Loan
  Bank advances                               118         327      61          118
                                           ------      ------  ------       ------
   Total interest expense                   3,228       3,122   1,077        1,078
                                           ------      ------  ------       ------

   Net interest income                      3,198       3,210   1,074        1,069

Provision for loan losses                     185          80      95            -
                                           ------      ------  ------       ------
   Net interest income after
     provision for loan losses              3,013       3,130     979        1,069
                                           ------      ------  ------       ------
Non-interest income:
 Loan fees and service charges                170         201      62           69
 Insurance commission and fees                 68          63      24           26
 Gain on sale of securities                    13          -       -            -
 Gain on sale of loans                        227         353      96           85
 Other                                        230          29     210            9
                                           ------      ------  ------       ------
  Total non-interest income                   708         646     392          189
                                           ------      ------  ------       ------
Non-interest expense:
 Compensation and employee
  benefits                                  1,286       1,315     402          435
 Net occupancy expense                        255         281      92           96
 Deposit insurance premiums                    43          40      14           13
 Data processing                              201         238      65           83
 Other                                        381         404     142          133
                                           ------      ------  ------       ------
  Total non-interest expense                2,166       2,278     715          760
                                           ------      ------  ------       ------
                                                           (continued on next page)

                    TWIN CITY BANCORP, INC.
                        AND SUBSIDIARIES
  Consolidated Statements of Comprehensive Income (continued)
                          (unaudited)
             (in thousands, except per share data)

                                        Nine Months Ended     Three Months Ended
                                           September 30          September 30
                                        -----------------     ------------------
                                        1998         1999     1998          1999
                                        ----         ----     ----          ----
Income before income taxes              $1,555      $1,498    $656         $498

  Income tax expense                       619         594     262          196
                                        ------      ------    ----         ----
Net income                                 936         904     394          302

Other comprehensive income:
 Net unrealized gains (losses) on
  securities available for sale, net
  of tax benefit of $1 and $175,
  respectively, for the nine months
  ended September 30, 1998 and
  1999, and $(35) and $62 for the
  three months ended September
  30, 1998 and 1999                         (1)       (286)     65         (103)
                                        ------      ------    ----         ----
     Comprehensive income               $  935      $  618    $459         $199
                                        ======      ======    ====         ====
 Basic net income per share             $  .80      $  .81    $.34         $.27
 Diluted net income per share           $  .77      $  .78    $.33         $.26

 Dividends paid per share               $  .30      $  .35    $.10         $.10
                                        ======      ======    ====         ====

The accompanying notes are an integral part of these consolidated financial statements.

                    TWIN CITY BANCORP, INC.
                        AND SUBSIDIARIES
             Consolidated Statements of Cash Flows
                          (unaudited)
                         (in thousands)

                                                    Nine Months Ended September 30,
                                                    ------------------------------
                                                         1998             1999
                                                         ----             ----

Net cash provided (used) by operating activities       $ 1,358          $  1,535
                                                       -------          --------

Cash flows from investing activities:
 Maturities of investment securities                     2,495             1,000
 Proceeds from sale of mortgage-backed securities        1,788                 -
 Principal payments on mortgage-backed securities        3,395             3,669
 Purchase of mortgage-backed securities
  classified as available for sale                      (4,091)           (4,221)
 Net decrease (increase) in loans originated            (8,952)           (8,952)
 Purchase of loans                                      (1,372)           (3,710)
 Premiums invested in life insurance                         -                (5)
 Proceeds from sale of real estate                        (371)              121
 Purchase of premises and equipment                       (358)             (374)
                                                       -------          --------
   Net cash provided (used) by investing activities     (2,256)          (12,472)
                                                       -------          --------
Cash flows from financing activities:
 Net increase (decrease) in deposits                    (3,357)            4,842
 Increase in advance payments by borrowers
  for taxes and insurance                                1,144             1,111
 Proceeds from FHLB advance                              4,500             3,500
 Dividends paid                                           (378)             (386)
 Acquisition of treasury stock                            (687)             (952)
                                                       -------          --------
   Net cash provided (used) by financing activities      1,222             8,115
                                                       -------          --------

Net increase (decrease) in cash                            324            (2,822)

Cash at beginning of period                              6,600            10,341
                                                       -------          --------
Cash at end of period                                  $ 6,924          $  7,519
                                                       =======          ========
Supplemental disclosures:
 Noncash investing and financing activities:
  Loans sold in exchange for mortgage-backed
     securities                                        $     -          $  4,266
                                                       =======          ========
  Foreclosed real estate                               $   148          $      -
                                                       =======          ========
 Cash paid during the period for:
  Interest                                             $ 3,225          $  3,138
                                                       =======          ========
  Income taxes                                         $   398          $    533
                                                       =======          ========

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

Note 3 -   Retained Earnings, Substantially Restricted
           -------------------------------------------

Retained earnings represent the accumulated net income of the Company since its origination date. In connection with the insurance of savings accounts for the Bank, the Federal Deposit Insurance Corporation ("FDIC") requires that certain minimum amounts be restricted to absorb certain losses as specified in the insurance of account regulations. Because restricted retained earnings is not related to amounts of losses actually anticipated, the appropriations thereto have not been charged to income in the accompanying consolidated financial statements. Furthermore, the use of retained earnings by the Bank is restricted by certain requirements of the Internal Revenue Code. There are further restrictions on retained earnings directed by the Office of Thrift Supervision where by the Bank is subject to maintain a minimum amount of regulatory capital as well as a liquidation account for the benefit of eligible account holders who continue to maintain their accounts at the Bank after the conversion.

               TWIN CITY BANCORP, INC.
                   AND SUBSIDIARIES
           NOTES TO (UNAUDITED) CONSOLIDATED
           FINANCIAL STATEMENTS (continued)



Note 4 -  Stock Option Plan
          -----------------

In 1995, the Company adopted a stock option plan for the benefit of directors, officers, and other key employees of the Company. The number of shares of common stock reserved for issuance under the stock option plan was equal to 10% of the total number of common shares issued pursuant to the Company's offering. The plan provides for incentive options for officers and employees and non-incentive options for directors. The plan is administered by a committee of at least three directors of the Company. The option exercise price cannot be less than the fair value of the underlying common stock as of the date of the option grant, and the maximum option term cannot exceed nine years. The number of shares of common stock authorized under the stock option and incentive plan was 134,760. As of September 30, 1999, 33,690 non-incentive stock options have been granted to directors and are exercisable on a cumulative basis in equal installments over a five-year period. The incentive stock options awarded to officers and other key employees totaled 97,782 at September 30, 1999 with 94,332 exercisable on a cumulative basis in equal installments over a five year period, and 3,450 exercisable upon the date of option grant. As of September 30, 1999, 131,472 options have been granted, of which 900 have been exercised. Options totaling 128,022 were granted with an exercise price of $9.33 per share, 2,250 were granted with an exercise price of $11.25 per share, 900 were granted with an exercise price of $11.67 per share and the remaining 300 at $14 per share. As of September 30, 1999, 104,968 options are exercisable.

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

FORWARD-LOOKING STATEMENTS

     When used in this discussion and elsewhere in this Quarterly Report on Form 10-QSB, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and advises readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected. The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1999 AND
DECEMBER 31, 1998

The Company's total consolidated assets increased $9.0 million, or 7.9% to $122.2 million at September 30, 1999 from $113.2 million at December 31, 1998. Net loans receivable increased $7.7 million or 9.5% from $81.4 million at December 31, 1998 to $89.1 million at September 30, 1999. The Company originated or purchased 314 mortgage loans during the nine months ended September 30, 1999, as compared to 369 originations during the nine months ended September 30, 1998. The decrease in originations in 1999 from 1998 was due to a decline in the volume of refinancings coupled with a leveling housing market. The Company has sold a majority of its fixed-rate originations during the first nine months of 1999 to the Federal Home Loan Mortgage Corporation, servicing retained without recourse. Total real estate loans amounted to $63.7 million at September 30, 1999 as compared to $60.5 million at December 31, 1998. Consumer/commercial lending increased by $1.1 million or 3.9%, from $28.2 million at December 31, 1998 to $29.3 million at September 30, 1999. The Company's portfolio of mortgage-backed securities increased $4.3 million or 35.0% from $12.4 million at December 31, 1998 to $16.8 million at September 30, 1999. A part of this increase of mortgage-backed securities was $4.3 million of loans that were swapped for mortgage-backed securities. Cash and due from banks and interest-earning deposits decreased $2.8 million from $10.3 million at December 31, 1998 to $7.5 million at September 30, 1999. The Company's portfolio of investment securities decreased $1.0 million from $1.5 million at December 31, 1998 to $500,000 at September 30, 1999 due to maturity of securities. The proceeds from these maturing investment securities have been invested into loans receivable and mortgaged-backed securities that currently produce a greater yield.

Deposits increased $4.8 million, or 5.4% from $89.1 million at December 31, 1998 to $93.9 million at September 30, 1999 through the Company's marketing efforts and ability to attract new deposits. The Company also increased its borrowings from the Federal Home Loan Bank by $3.5 million from December 31, 1998 to provide additional liquidity.

Stockholders' equity has decreased $517,000 or 3.6% from December 31, 1998 to September 30, 1999. The Company posted comprehensive income of $618,000 for the nine months ended September 30, 1999 while paying dividends of $0.35 per share of common stock, or $386,000. During the nine months ended September 30, 1999, the Company recognized compensation earned in the amount of $205,000 from the Employee Stock Ownership Plan and the Management Recognition Plan. In addition, the Company has continued to repurchase some of its outstanding shares of common stock and for the nine months ending September 30, 1999, had repurchased 68,138 shares (all of which were held in treasury) at an average purchase price of $13.97 per share or approximately $952,000.

COMPARISON OF RESULTS OF OPERATIONS

Net income was $904,000 or $0.81 basic earnings per share for the nine months ended September 30, 1999 compared to $936,000 or $0.80 basic earnings per share for the nine months ended September 30, 1998. For the three months ended September 30, 1999, net income was $302,000 or $0.27 basic earnings per share compared to $394,000 or $0.34 basic earnings per share for the three months ended September 30, 1998. Net income for the three and nine-month periods ending September 30, 1998 included a $200,000 gain recognized on the sale of land held for a potential branch location, which the Company sold in August 1998. There were no similar gains recognized during the three and nine-month periods of September 30, 1999.

Net interest income for the nine months ended September 30, 1999 increased $12,000 as compared to the nine months ended September 30, 1998, and for the three months ended September 30, 1999 decreased $5,000 compared to the three months ended September 30, 1998. The changes are directly attributable to net changes in the volume of interest earning assets over interest bearing liabilities and changes in the interest rate spread. The interest rate spread decreased from 3.60% for the nine months ended September 30, 1998 to 3.47% for the nine months ended September 30, 1999 and decreased from 3.52% for the three months ended September 30, 1998 to 3.39% for the three months ended September 30, 1999. Net interest margin decreased from 4.07% for the nine months ended September 30, 1998 to 3.88% for the nine months ended September 30, 1999 and decreased from 4.04% for the three months ended September 30, 1998 to 3.78% for the three months ended September 30, 1999. The average yield on interest-earning assets decreased 53 basis points from 8.18% for the nine months ended September 30, 1998 to 7.65% for the nine months ended September 30, 1999 and decreased 52 basis points from 8.10% for the three months ended September 30, 1998 to 7.58% for the three months ended September 30, 1999. The average balance of interest-earning assets was $106.2 million for the nine months ended September 30, 1998 as compared to $110.3 million for the nine months ended September 30, 1999.

The average cost on interest-bearing liabilities decreased from 4.58% for the nine months ended September 30, 1998 to 4.18% for the nine months ended September 30, 1999 and decreased from 4.58% for the three months ended September 30, 1998 to 4.19% for the three months ended September 30, 1999. The average balance of interest-bearing liabilities was $94.1 million for the nine months ended September 30, 1998 as compared to $99.5 million for the nine months ended September 30, 1999. The additional Federal Home Loan Bank borrowings outstanding during the nine months ended September 30, 1999 increased interest expense by $209,000.

The provision for loan losses amounted to $185,000 and $80,000 for the nine months ended September 30, 1998 and 1999, respectively, and $95,000 the three months ended September 30, 1998. There was no provision recorded for the three months ended September 30, 1999. For the nine months ended September 30, 1999 net charge-offs declined to $46,000 compared to $138,000 for the nine months ended September 30, 1998. At September 30, 1998 and 1999, the allowance for loan losses represented 115% and 107%, respectively, of total loans past due more than ninety days. At September 30, 1999, management reviewed the allowance for loan losses in relation to the Company's performance with past collections and chargeoffs, management's experience with the loan portfolio, and observations of the general economic climate and loan loss expectations. From this review and analysis, and based on management's experience and judgment in managing the loan portfolio, it was determined that the allowance for loan losses of approximately $228,000 was adequate, and therefore, no loan loss provision was recorded for the quarter ended September 30, 1999.

Non-interest income decreased $62,000 from $708,000 for the nine months ended September 30, 1998 to $646,000 for the nine months ended September 30, 1999 and decreased by $203,000 for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. These decreases were the result of the Company recognizing a $200,000 gain on land disposition in August 1998, which is included in other non-interest income. The Company saw an increase in loan fees and service charge income during both the nine and three month periods of 1999. For the nine months ended September 30, 1999, loan fees and service charges amounted to $201,000 as compared to $170,000 for the nine months ended September 30, 1998, and amounted to $69,000 for the three months ended September 30, 1999 as compared to $62,000 for the three months ended September 30, 1998. The Company continues to sell its fixed rate loan product in the secondary market. Gains on the sale of fixed-rate mortgage loans to the FHLMC recognized for the nine months ended September 30, 1999 were $353,000 as compared to $227,000 for the nine months ended September 30, 1998, and were $85,000 for the three months ended September 30, 1999 as compared to $96,000 for the three months ended September 30, 1998. The gains on sale of loans and loan fees and service charges reflect loan activity during the periods. Insurance commissions and fees were $63,000 for the nine months ended September 30, 1999 as compared to $68,000 for the nine months ended September 30, 1998 and was $26,000 for the three months ended September 30, 1999 as compared to $24,000 for the three months ended September 30, 1998.

Non-interest expense increased $112,000 for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1999, and $45,000 from $715,000 for the three months ended September 30, 1998 to $760,000 for the three months ended September 30, 1999. Compensation and employee benefits increased $29,000 from $1,286,000 for the nine months ended September 30, 1998 to $1,315,000 for the nine months ended September 30, 1999, and increased $33,000 from $402,000 for the three months ended September 30, 1998 to $435,000 for the three months ended September 30, 1999. These increases are the direct result of normal salary and wage increases and the additional cost of employee benefits. Deposit insurance premiums remained constant from the three and nine-month periods ended September 30, 1999 and 1998. Data processing increased $37,000 from $201,000 for the nine months ended September 30, 1998 to $238,000 for the nine months ended September 30, 1999. Of the nine-month increase in data processing, $18,000 occurred during the three months ending September 30, 1999. Other expense increased $23,000 from $381,000 for the nine months ended September 30, 1998 to $404,000 for the nine months ended September 30, 1999 and decreased $9,000 from $142,000 for the three months ended September 30, 1998 to $133,000 for the three months ended September 30, 1999. Management continues its attempt to control its operating cost.

Other comprehensive income is composed of net unrealized gains and losses on securities classified as available for sale in accordance with SFAS No. 115. For the nine months ending September 30, 1998 and 1999, the Company reported net unrealized gain (losses) on securities, net of tax benefits, of $(1,000) and $(286,000), respectively. These amounts were $65,000 and $(103,000) for the three months ended September 30, 1998 and 1999, respectively. Even though the Company's mortgage-backed securities are classified as available for sale, management tends to hold these investments while principal paydowns are received or until market conditions indicate that it is advantageous for the sale of selected securities.

LIQUIDITY AND CAPITAL RESOURCES. The Company's primary sources of funds are deposits, borrowings from the Federal Home Loan Bank and proceeds from principal and interest payments on loans and mortgage-backed securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. As of September 30, 1999, the Company had purchased land for a new branch location but had not begun construction. The anticipated cost of construction for the new branch facility is expected to be approximately $500,000 with an estimated completion date of May 2000. The Company also had unfunded loan commitments of approximately $1.9 million.

At September 30, 1999, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Company. Further at September 30, 1999, management was not aware of any current recommendations by the regulatory authorities that, if implemented, would have such an effect. The Savings Bank exceeded all of its capital requirements at September 30, 1999.

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

The Company projected a budget for Y2K expenses early in 1998 to be approximately $310,000. It is anticipated that this projection will be sufficient unless an unexpected need arises.
Through September 30, 1999, the Company has spent approximately
$240,000 on Y2K remediation efforts.

The contingency resumption plan is designed to be implemented immediately should a disruption of service occur in the Year
2000. The management of the Bank believes the plan could be implemented without any potential losses to the Bank.

RECENTLY ENACTED LEGISLATION

On November 12, 1999, President Clinton signed legislation which could have a far-reaching impact on the financial services industry. The Gramm-Leach-Bliley ("G-L-B") Act authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities that will be permitted to bank holding companies are securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The Federal Reserve Board, in consultation with the Department of Treasury, may approve additional financial activities. National bank subsidiaries will be permitted to engage in similar financial activities but only on an agency basis unless they are one of the 50 largest banks in the country. National bank subsidiaries will be prohibited from insurance underwriting, real estate development and merchant banking. The G-L-B Act, however, prohibits future acquisitions of existing unitary savings and loan holding companies, like the Company, by firms that are engaged in commercial activities and prohibits the formation of new unitary holding companies.

The G-L-B Act imposes new requirements on financial institutions with respect to customer privacy. The G-L-B Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of customer privacy than the G-L-B Act. The G-L-B Act directs the federal banking agencies, the National Credit Union Administration, the Secretary of the Treasury, the Securities and Exchange Commission and the Federal Trade Commission, after consultation with the National Association of Insurance Commissioners, to promulgate implementing regulations within six months of enactment. The privacy provisions will become effective six months thereafter.

The G-L-B Act contains significant revisions to the Federal Home Loan Bank System. The G-L-B Act imposes new capital requirements on the Federal Home Loan Banks and authorizes them to issue two classes of stock with differing dividend rates and redemption requirements. The G-L-B Act deletes the current requirement that the Federal Home Loan Banks annually contribute $300 million to pay interest on certain government obligations in favor of a 20% of net earnings formula. The G-L-B Act expands the permissible uses of Federal Home Loan Bank advances by community financial institutions (under $500 million in assets) to include funding loans to small businesses, small farms and small agri-businesses. The G-L-B Act makes membership in the Federal Home Loan Bank System voluntary for federal savings associations.

The G-L-B Act contains a variety of other provisions including a prohibition against ATM surcharges unless the customer has first been provided notice of the imposition and amount of the fee. The G-L-B Act reduces the frequency of Community Reinvestment Act examinations for smaller institutions and imposes certain reporting requirements on depository institutions that make payments to non-governmental entities in connection with the Community Reinvestment Act. The G-L-B Act eliminates the SAIF special reserve and authorizes a federal savings association that converts to a national or state bank charter to continue to use the term "federal" in its name and to retain any interstate branches.

The Company is unable to predict the impact of the G-L-B Act on its operations at this time. Although the G-L-B Act reduces the range of companies with which the Company may affiliate, it may facilitate affiliations with companies in the financial services industry.

PART II.   OTHER INFORMATION
           -----------------

Item 1.    Legal Proceedings
           -----------------

From time to time, the Company and any subsidiaries may be a party to various legal proceedings incident to its or their business. At September 30, 1999, there were no legal proceedings to which the Company or any subsidiary was a party, or to which of any of their property was subject, which were expected by management to result in a material loss.

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

Item 5.   Other Information
          -----------------

          None

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------


          The following exhibits are filed as a part of this report:

        3.1 /1/      Charter of Twin City Bancorp, Inc.
        3.2 /1/      Bylaws of Twin City Bancorp, Inc.
        41           Form of Common Stock Certificate
        10.1 /1/,/2/ Twin City Bancorp, Inc. Incentive
                     Compensation Plan, as amended
        10.2 /1/     Twin City Bancorp, Inc. Deferred
                     Compensation Plan
        10.3 /3/     Employment Agreements between Twin City
                     Bancorp, Inc. and Twin City Federal
                     Savings Bank and Thad R. Bowers
        10.4 /3/     Severance Agreements between Twin City
                     Bancorp, Inc. and Twin City Federal
                     Savings Bank and Brenda N. Baer, Judith O.
                     Bowers, Robert C. Glover, Michael H.
                     Phipps,  Joyce C. Rouse and John M.
                     Wolford
         10.5 /1/    Twin City Federal Savings Bank
                     Supplemental Executive Retirement
                     Agreement
         10.6 /3/    Twin City Bancorp, Inc. 1995 Stock Option
                     and Incentive Plan
         10.7 /3/    Twin City Bancorp, Inc. Management
                     Recognition Plan Financial Data Schedule
         27.1        Financial Data Schedule

The Company did not file a current report on Form 8-K during the quarter covered by this report.


___________
/1/ Incorporated by reference to Company's Registration
    Statement on Form S-1 No. 33-84196
/2/ Incorporated by reference to Company's Quarterly Report on
    Form 10-QSB for the fiscal quarter ended September 30, 1995 /3/ Incorporated by reference to Company's Quarterly Report on
    Form 10-QSB for the fiscal quarter ended March 31, 1995

                      SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        TWIN CITY BANCORP, INC.




                        By /s/ Thad R. Bowers
                           -----------------------
                           Thad R. Bowers
                           President and Chief Executive Officer
                           (Principal Executive, Financial and
                               Accounting Officer)

Date:  November 12, 1999