Form 10KSB
period 1999-12-31
TWIN CITY BANCORP INC
filed 2000-03-29
CIK 930373

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
For the fiscal year ended December 31, 1999
                                       OR
[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from                to
                               --------------    ---------------


                        Commission File Number: 0-25290

                            TWIN CITY BANCORP, INC.
               -------------------------------------------------
                (Name of Small Business Issuer in Its Charter)

             Tennessee                                    62-1582947
-----------------------------------------------        --------------------
(State or Other Jurisdiction of Incorporation          (I.R.S. Employer
or Organization)                                        Identification No.)

310 State at Edgemont, Bristol, Tennessee              37620
----------------------------------------               ---------
  (Address of Principal Executive Offices)             (Zip Code)


ssuer's Telephone Number, Including Area Code: (423) 989-4400

      Securities registered under Section 12(b) of the Exchange Act: None

        Securities registered under Section 12(g) of the Exchange Act:
                    Common Stock, par value $1.00 per share

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X     No
                                                              ---       ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were $9,380,000.

As of March 17, 2000, the aggregate market value of the 806,921 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on such date was approximately $9.9 million based on the closing sales price of $12.25 per share of the registrant's Common Stock on March 17, 2000 as reported on the Nasdaq SmallCap Market SM. For purposes of this calculation, the registrant's employee stock ownership plan, management recognition plan and directors and executive officers are deemed affiliates.

The total number of outstanding shares of the registrant's common stock at March 17, 2000 was 1,121,388

Transitional small business disclosure format (check one):  Yes      No X
                                                               ---     ---

                       DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the Proxy Statement for the registrant's 2000 Annual Meeting of Stockholders (the "Proxy Statement"). (Part III)

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

         Twin City Federal Savings Bank. The Bank was organized in 1958 as a federally chartered mutual savings and loan association, at which time it also became a member of the Federal Home Loan Bank ("FHLB") System and obtained federal deposit insurance. In 1988, the Bank converted to a federal mutual savings bank and assumed its current name. The Bank currently operates through three banking offices located in Bristol, Tennessee and is in the process of constructing a branch in Bristol, Virginia.

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

Financial Modernization Legislation

         On November 12, 1999, President Clinton signed legislation which could have a far-reaching impact on the financial services industry. The Gramm-Leach-Bliley ("G-L-B") Act authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities that will be permitted to bank holding companies are securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The Federal Reserve Board, in consultation with the Secretary of the Treasury, may approve additional financial activities. The G-L-B Act, however, prohibits future acquisitions of existing unitary savings and loan holding companies, like the Company, by firms which are engaged in commercial activities and limits the permissible activities of unitary holding companies formed after May 4, 1999.

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

         The G-L-B Act contains significant revisions to the FHLB System. The G-L-B Act imposes new capital requirements on the FHLBs and authorizes them to issue two classes of stock with differing dividend rates and redemption requirements. The G-L-B Act deletes the current requirement that the FHLBs annually contribute $300 million to pay interest on certain government obligations in favor of a 20% of net earnings formula. The G-L-B Act expands the permissible uses of FHLB advances by community financial institutions (under $500 million in assets) to include funding loans to small businesses, small farms and small agri-businesses. The G-L-B Act makes membership in the FHLB voluntary for federal savings associations.

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

         The Company is unable to predict the impact of the G-L-B Act on its operations at this time. Although the G-L-B Act reduces the range of companies with which may acquire control of the Company, it may facilitate affiliations with companies in the financial services industry.

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

         Historically, savings institutions' residential lending activities primarily consisted of originating fixed-rate mortgage loans with maturities of up to 30 years for retention in the loan portfolio. Since the early 1980s, however, management has sought to increase the interest rate sensitivity of the Bank's loan portfolio by emphasizing the origination of adjustable-rate mortgages and by originating adjustable-rate mortgage loans for portfolio and fixed-rate mortgage loans principally for sale to the FHLMC. During recent periods of declining market interest rates, many borrowers sought to refinance existing mortgages, and most borrowers preferred longer term, fixed-rate mortgage loans rather than shorter term or adjustable-rate mortgage loans. As a result, the Bank's loan originations and sales during these periods reflected a general increase in lending activity, particularly with respect to the origination of fixed-rate loans for sale. During 1999, however, market rates have risen somewhat, and the Bank's refinance loan originations and loan sales activities have been more consistent with lower historical levels.

         Loan Portfolio Composition. The following table sets forth selected data relating to the composition of the Bank's loan portfolio by type of loan at the dates indicated.

                                                                            At December 31,
                                                            ----------------------------------------------------
                                                                     1998                          1999
                                                            ---------------------           --------------------
                                                            Amount            %             Amount           %
                                                            ------          -----           ------         -----
                                                                            (Dollars in thousands)
Real estate loans --
  Construction loans......................................  $   10,427     11.76%           $   8,267        9.28%
  One- to four-family residential.........................      40,303     45.48               40,695       45.67
  Multi-family residential................................       1,460      1.65                  361        0.41
  Non-residential.........................................       8,267      9.33               10,114       11.35
                                                            ----------   -------            ---------     -------
      Total real estate loans.............................      60,457     68.22               59,437       66.71
                                                            ----------    ------            ---------      ------

Consumer loans --
  Automobiles.............................................       3,877      4.38                3,592        4.03
  Savings accounts........................................         172      0.19                  137        0.15
  Home equity.............................................      22,315     25.18               22,691       25.47
  Other...................................................       1,794      2.03                3,243        3.64
                                                            ----------   -------            ---------    --------
      Total consumer loans................................      28,158     31.78               29,663       33.29
                                                            ----------    ------            ---------     -------
      Total loans (1).....................................      88,615    100.00%              89,100      100.00%
                                                                          ======                           ======

Less:
  Loans in process........................................       5,462                          1,830
  Discounts and other.....................................        (256)                          (319)
  Loan loss reserve.......................................         194                            215
                                                            ----------                      ---------
      Total...............................................  $   83,215                      $  87,374
                                                            ==========                      =========

-------------

     (1) Does not include $75 million of loans the Bank previously sold to the FHLMC and others and serviced at December 31, 1999.

         The following table sets forth information at December 31, 1999 regarding the dollar amount of loans maturing in the Bank's portfolio, including scheduled repayments of principal based on contractual terms to maturity. Demand loans, loans having no schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.

                                                Due within 1             Due 1 through              Due after 5
                                                 year after              5 years after              years after
                                                December 31,             December 31,              December 31,
                                                    1999                      1999                      1999
                                              ----------------         -----------------         -----------------
                                                                        (In thousands)
Real Estate:
   Permanent.................................    $  11,179                 $  19,744                $  20,247
   Construction..............................        8,267                        --                       --
Installment..................................        6,127                    16,135                    4,158
Other........................................          871                     1,886                      486
                                                 ---------                 ---------                ---------
                                                 $  26,444                 $  37,765                $  24,891
                                                 =========                 =========                =========

         The following table sets forth the dollar amount of all loans at December 31, 1999 due on or after December 31, 2000 which have predetermined interest rates and have floating or adjustable interest rates.

                                        Predetermined      Floating or
                                            Rate         Adjustable Rates
                                        -------------    ----------------
                                                 (In thousands)
         Real Estate:
           Permanent.................     $  18,104          $  21,887
           Construction..............            --                 --
         Installment.................        20,293                 --
         Other.......................         2,372                 --
                                          ---------          ---------
                                          $  40,769          $  21,887
                                          =========          =========

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

                                           Year Ended December 31,
                                          -------------------------
                                            1998               1999
                                          -------             -----
                                              (In thousands)
Loans originated:
  Real estate loans:
    Construction loans.................  $   9,478          $   5,784
    One- to four-family................     33,047             29,080
  Consumer loans.......................     14,683             17,623
  Commercial loans.....................      2,530              1,974
                                         ---------          ---------
      Total loans originated...........  $  59,738          $  54,461
                                         =========          =========

Real estate loans purchased............  $   6,932          $   4,370
                                         =========          =========

Loans sold:
  Whole loans..........................  $  22,479          $  12,506
  Participation loans..................         --              2,920
                                         ---------          ---------

      Total loans sold.................  $  22,479          $  15,426
                                         =========          =========

         Management attributes the decrease in loan originations and sales in fiscal 1999 to the rising interest rate environment which has resulted in a slow down in refinancing activity. In particular higher market rates have reduced demand for fixed-rate mortgages which the Bank originates for resale in the secondary market. In periods of insufficient local loan demand the Bank has purchased (and may in the future purchase) participations and whole loans on a selective basis in market areas and from lenders with which management has developed correspondent relationships and extensive experience and a history of success. These purchased loans typically have adjustable-rates and are secured by primary and, to a lesser extent, secondary residences (but not predominantly rental properties) located in selected developments within the resort area of Hilton Head Island, South Carolina or in economically diverse metropolitan areas, such as the Nashville, Tennessee, Raleigh, North Carolina, Atlanta, Georgia and Washington, D.C. areas. The Bank also has a limited number of purchased lot loans and development loans. Management underwrites the Bank's purchased loans under substantially the same guidelines as the Bank's originated loans, including viewing and photographing the exterior of each property, prior to purchase. The Bank's resulting experience with purchased loans has been favorable, and at that date none of these loans was delinquent or adversely classified or designated by management.

         One- to Four-Family Residential Lending. Historically, the Bank's principal lending activity has been the origination of loans secured by first mortgages on existing one- to four-family residences in the Bank's market area. The Bank also originates significant amounts of loans for the construction of such residences. The purchase price or appraised value of most of such residences generally has been between $75,000 and $175,000, with the Bank's loan amounts averaging approximately $92,600. At December 31, 1999, $40.7 million, or 45.7%, of the Bank's total loans were secured by one- to four-family residences, over 84% of which were existing, owner-occupied, single-family residences in the Bank's market area. At December 31, 1999, $31.2 million, or 76.6%, of the Bank's one- to four-family residential loans had adjustable interest rates, and $9.5 million, or 23.4%, had fixed rates. During the year ended December 31, 1999, the Bank originated $11.8 million of adjustable-rate loans, which was approximately 40.6% of total mortgage loan originations for that period, and at that date the Bank had $417,000 of loan commitments, of which $90,000 was for adjustable-rate loans.

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

         The retention of adjustable-rate loans in the Bank's portfolio helps reduce the Bank's exposure to increases in prevailing market interest rates. However, there are unquantifiable credit risks resulting from potential increases in costs to borrowers in the event of upward repricing of adjustable-rate loans. It is possible that during periods of rising interest rates, the risk of default on adjustable-rate loans may increase due to increases in interest costs to borrowers. Further, adjustable-rate loans which provide for initial rates of interest below the fully indexed rates may be subject to increased risk of delinquency or default as the higher, fully indexed rate of interest subsequently replaces the lower initial rate. Further, although adjustable-rate loans allow the Bank to increase the sensitivity of its interest-earning assets to changes in interest rates, the extent of this interest sensitivity is limited by the initial fixed-rate period before the first adjustment and the periodic and lifetime interest rate adjustment limitations and the ability of borrowers to convert the loans to fixed rates. Accordingly, there can be no assurance that yields on the Bank's adjustable-rate loans will fully adjust to compensate for increases in the Bank's cost of funds. Finally, adjustable-rate loans increase the Bank's exposure to decreases in prevailing market interest rates, although decreases in the Bank's cost of funds tend to offset this effect.

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

         Construction Lending. The Bank offers single-family residential construction loans to qualified borrowers for construction of one- to four-family residences in the Bank's market area. At December 31, 1999, one- to four-family residential construction loans, constituted $5.1 million, or 5.7%, of the Bank's total loans. Typically, the Bank limits its construction lending to construction-permanent loans to individuals building their primary residences and, to a lesser extent, interim construction loans to selected local builders to build single-family dwellings. These loans may have fixed or adjustable interest rates and are underwritten in accordance with the same standards as the Bank's mortgages on existing properties, except the loans generally provide for disbursement in stages during a construction period of up to 12 months, during which period the borrower is required to make monthly payments of accrued interest on the outstanding loan balance. Construction loans generally have a maximum loan-to-value ratio of 80%. Borrowers must satisfy all credit requirements which would apply to the Bank's permanent mortgage loan financing for the subject property. While the Bank's construction-permanent construction loans convert to permanent loans following construction, the Bank's interim construction loans generally require repayment in full upon the completion of construction.

         Included in construction loans at December 31, 1999 were some loans that were not one-to-four family residential construction. The loans were for projects in the Bristol area. The most significant of these loans were a $1.6 million non-residential real estate loan for the renovation of a golf course and a residential development loan. The total amount disbursed on the golf course loan at December 31, 1999 was $1.5 million. This represents the Bank's portion of this loan that was not participated to another local bank. The residential development loan has a commitment of $1.75 million and had $1.6 million disbursed. The Bank holds a deed of trust on the development and personal guarantees of the developers on the development loan.

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

         Consumer Lending. The Bank's consumer loans consist of home equity loans secured by second mortgages on single-family residences in the Bank's market area, automobile loans, demand loans secured by savings accounts at the Bank and other loans. These loans totaled approximately $18.5 million, $3.6 million, $137,000 and $2.8 million, respectively, at December 31, 1999. At December 31, 1999, the Bank had 1,906 consumer loans, with a median loan balance of $13,700, none of which had a balance exceeding $237,000, and none of the Bank's ten largest consumer loans was adversely classified or designated by management.

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

         Non-Residential Real Estate Lending. The Bank originates a variety of non-residential real estate loans in order to benefit from the higher origination fees and interest rates, as well as shorter terms to maturity, than could be obtained from single-family mortgage loans. The Bank's non-residential real estate lending includes commercial real estate loans secured by churches, office and apartment buildings and other income-producing commercial properties as well as loans for the development of land. These loans generally have annually adjustable interest rates, with limitations on adjustments of two percentage points per year, and maximum loan-to-value ratios of 75%. At December 31, 1999, the Bank had $7.2 million in non-residential real estate loans. The Bank's largest non-residential real estate loan at December 31, 1999 was a $1.8 million residential development loan on which $1.6 million had been disbursed. Its next largest non-residential real estate loan was a $1.6 million loan for golf course renovation on which $1.5 million had been disbursed at December 31, 1999. The Bank's third largest non-residential loan was a $1.4 million loan secured by a manufacturing plant. The properties securing each of the foregoing loans are located in Bristol, Tennessee. None of these loans were classified by management as substandard, doubtful or loss or designated by management as special mention at that date. For information regarding the Bank's asset classification policies and nonperforming assets, see "Asset Classification, Allowances for Losses and Nonperforming Assets."

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

         Commercial Lending. The Bank offers commercial loans for various business purposes on a selected basis and in limited amounts in its market area. At December 31, 1999, the Bank's commercial loans totaled $4.6 million and primarily consisted of small business loans unsecured or secured by equipment or other collateral. At December 31, 1999, the Bank had 41 commercial loans, with a median loan balance of approximately $112,000, none of which had an outstanding balance exceeding $700,000. At that date, none of these loans were adversely classified or designated by management.

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

         Asset Classification, Allowances for Losses and Nonperforming Assets. Federal regulations require savings institutions to classify their assets on the basis of quality on a regular basis. An asset is classified as substandard if it is determined to be inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require an institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, an institution must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge-off such amount. Federal examiners may disagree with an institution's classifications. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS Regional Director. The Bank regularly reviews its assets to determine whether any assets require classification or re-classification. The Board of Directors reviews and approves all classifications. At December 31, 1999, the Bank had no assets classified as loss, no assets classified as doubtful, $277,000 of assets classified as substandard and no assets designated as special mention. The Bank's total adversely classified assets represented 0.24% of the Bank's total assets and 2.1% of the Bank's Tier 1 capital at December 31, 1999.

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

         The Bank's methodology for establishing the allowance for losses takes into consideration probable losses that have been identified in connection with specific assets as well as losses that have not been identified but can be expected to occur. Management conducts regular reviews of the Bank's assets and evaluates the need to establish allowances on the basis of this review. Allowances are established by the Board of Directors on a regular basis based on an assessment of risk in the Bank's assets taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-off and loss experience, the state of the real estate market, regulatory reviews conducted in the regulatory examination process and economic conditions generally. Allowances are provided for individual assets, or portions of assets, when ultimate collection is considered improbable by management based on the current payment status of the assets and the fair value or net realizable value of the security. At the date of foreclosure or other repossession or at the date the Bank determines a property is an "in-substance foreclosed" property, the Bank transfers the property to real estate acquired in settlement of loans at the lower of cost or fair value. Fair value is defined as the amount in cash or cash-equivalent value of other consideration that a property would yield in a current sale between a willing buyer and a willing seller. Fair value is measured by market transactions. If a market does not exist, fair value of the property is estimated based on selling prices of similar properties in active markets or, if there are no active markets for similar properties, by discounting a forecast of expected cash flows at a rate commensurate with the risk involved. Fair value generally is determined through an appraisal at the time of foreclosure. At December 31, 1999, the Bank held no properties acquired in settlement of loans for which market values were unavailable. Any amount of cost in excess of fair value is charged-off against the allowance for loan losses. The Bank records an allowance for estimated selling costs of the property immediately after foreclosure. Subsequent to acquisition, the property is periodically evaluated by management and an allowance is established if the estimated fair value of the property, less estimated costs to sell, declines. If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of real estate is recorded.

         The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                                Year Ended December 31,
                                              ----------------------------
                                               1998               1999
                                              ---------          ---------
                                                (Dollars in thousands)
Balance at beginning of period..............  $     125          $     194
                                              ---------          ---------

Loans charged-off:
  Real estate -- mortgage:
    Residential.............................         --                 28
    Commercial..............................         --                 --
  Consumer..................................        204                 75
                                              ---------          ---------
Total charge-offs...........................        204                103
                                              ---------          ---------

Recoveries:
  Real estate -- mortgage:
     Residential............................         --                 --
     Commercial.............................         --                 --
  Consumer..................................         41                 39
                                              ---------          ---------
Total recoveries............................         41                 39
                                              ---------          ---------
Net loans charged-off.......................        163                 64
                                              ---------          ---------
Provision for loan losses...................        232                 85
                                              ---------          ---------

Balance at end of period....................  $     194          $     215
                                              =========          =========

Ratio of net charge-offs to average
  loans outstanding during the period.......       0.20%              0.07%
                                              =========          =========

         The following table allocates the allowance for loan losses by asset category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                  At December 31,
                                                     -------------------------------------------
                                                             1998                1999
                                                     --------------------  ---------------------
                                                               Percent               Percent
                                                               of Loans              of Loans
                                                              in Category            in Category
                                                               to Total              to Total
                                                     Amount    Loans(1)     Amount   Loans(1)
                                                     ------- ------         -------  ------
                                                             (Dollars in thousands)
Real estate:
  Residential (2)..................................  $    31  45.48%        $    35   45.67%
  Construction.....................................       31  11.76              30    9.28
  Commercial (3)...................................       31  10.98              40   11.76
Consumer...........................................      101  31.78             110   33.29
                                                     ------- ------         -------  ------
      Total allowance for loan losses..............  $   194 100.00%        $   215  100.00%
                                                     ======= ======         =======  ======

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

                                                                          At December 31,
                                                                   ------------------------
                                                                    1998               1999
                                                                   ------             -----
                                                                      (Dollars in thousands)
Accruing loans which are contractually
  past due 90 days or more:
    Residential real estate....................................  $      --          $     160
    Consumer...................................................         84                 49
                                                                 ---------          ---------
       Total...................................................  $      84          $     209
                                                                 =========          =========

Percentage of total loans, net.................................       0.10%              0.23%
                                                                 =========          =========

Other nonperforming assets (1).................................  $     149          $      --
                                                                 =========          =========

Percentage of all nonperforming
  assets to total assets.......................................       0.21%              0.18%
                                                                 =========          =========

-------------------------
(1) Other nonperforming assets represents property acquired by the Bank through foreclosure or repossession or accounted for as an in-substance foreclosure. This property is carried at its net realizable value.


         At December 31, 1999, management had identified no loans which were not reflected in the preceding table, but as to which known information about possible credit problems of borrowers caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms.

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

         The following table sets forth information regarding the Bank's mortgage-backed securities at the dates indicated.

                                         At December 31,
                                   ------------------------
                                    1998               1999
                                   ------             -----
                                      (In thousands)
           FHLMC...............  $ 10,805           $ 14,076
           FNMA................     1,624              2,999
                                 --------           --------
                Total..........  $ 12,429           $ 17,075
                                 ========           ========

         The following table sets forth information regarding the scheduled maturities, amortized costs, market value and weighted average yields for the Bank's mortgage-backed securities at December 31, 1999. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                              One to Five Years        Five to Ten Years      More Than Ten Years  Total Mortgage-Backed Securities
                              -------------------    ---------------------    --------------------  --------------------------------

                              Carrying   Average     Carrying     Average     Carrying    Average  Carrying   Market    Average
                               Value      Yield        Value       Yield       Value       Yield    Value     Value     Yield
                              --------   ---------   ----------   ---------   ---------- ---------  -------  -------    -------
                                                                               (Dollars in thousands)
FHLMC.......................  $    756   7.00%       $    883      6.00%      $ 12,437    6.23%    $14,076   $14,076   6.26%
FNMA........................        --     --             928      5.50          2,071    5.72       2,999     2,999   5.65
                              --------               --------                 --------             -------   -------
     Total..................  $    756   7.00        $  1,811      5.74       $ 14,508    6.16     $17,075   $17,075   6.15
                              ========               ========                 ========             =======   =======


         For additional information, see Note 5 to the Notes to Consolidated Financial Statements.


Investment Activities

         The Bank is permitted under federal law to make certain investments, including investments in securities issued by various federal agencies and state and municipal governments, deposits at the FHLB of Cincinnati, certificates of deposits in federally insured institutions, certain bankers' acceptances and federal funds. The Bank may also invest, subject to certain limitations, in commercial paper having one of the two highest investment ratings of a nationally recognized credit rating agency, and certain other types of corporate debt securities and mutual funds. Federal regulations require the Bank to maintain an investment in FHLB of Cincinnati stock and a minimum amount of liquid assets which may be invested in cash and specified securities. From time to time, the OTS adjusts the percentage of liquid assets which savings institutions are required to maintain. For additional information, see "Regulation of the Bank -- Liquidity Requirements."

         The general objectives of the Bank's investment policy are (i) to provide liquidity to meet day to day, cyclical and long-term changes in the composition of assets and to increase the interest rate sensitivity of the Bank's assets, (ii) to make a strong and stable contribution to earnings, (iii) to provide a suitable balance of quality and diversification to the Bank's assets, and (iv) to absorb funds when loan demand is weak and to provide lendable funds when demand is strong. Currently, the Bank's investment portfolio consists of cash, FHLB stock, overnight deposits and deposits in the FHLB of Cincinnati.

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

         The following table sets forth information regarding the Company's investment securities and other investments at the dates indicated.

                                                          At December 31,
                                                         -----------------
                                                          1998        1999
                                                         ------      -----
                                                          (In thousands)
         Investment securities:
           U.S. government and agency securities.....  $   1,508   $      --
           Equity securities.........................          4           4
                                                       ---------   ---------
              Total investment securities............      1,512           4
         Interest-earning deposits...................      8,081       2,277
         FHLB stock..................................        773         829
                                                       ---------   ---------
              Total investments .....................  $  10,366   $   3,110
                                                       =========   =========

         The following table sets forth information regarding the scheduled maturities and weighted average yields for each range of maturities of the Bank's investment securities and certain other investments at December 31, 1999.

                                                                                                                    Total
                            Less than One Year   One to Five Years   Five to Ten Years  More than Ten Years   Investment Portfolio
                            ------------------  ------------------  ------------------  -------------------  ----------------------
                            Carrying  Average   Carrying   Average  Carrying  Average   Carrying   Average Carrying  Market  Average
                              Value     Yield    Value      Yield    Value     Yield     Value      Yield   Value    Value    Yield
                            --------- -------  --------    -------  -------   -------   ------     ------  -------  -------  ------
                                                                                 (Dollars in thousands)
Equity securities (1).....  $    --             $     --            $    --             $     4     133%   $      4        4   133%
                            -------             --------            -------             -------            --------  -------
     Total................  $    --             $     --            $    --             $     4            $      4  $     4
                            =======             ========            =======             =======            ========  =======

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

         The Bank attracts and maintains IRAs by offering competitive rates and terms, providing personal customer service in management of the accounts, and by servicing the accounts without administrative fees. Management believes that IRA deposits provide a valuable source of relatively stable long-term funds which are beneficial in the Bank's asset/liability management.

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

                                                           Year Ended December 31,
                                         ---------------------------------------------------------
                                                   1998                              1999
                                         -------------------------          ----------------------
                                         Interest-                          Interest-
                                         Bearing                            Bearing
                                         Demand             Time            Demand              Time
                                         Deposits         Deposits          Deposits          Deposits
                                         --------         --------          --------          --------
                                                              (Dollars in thousands)
Average balance........................  $25,756           $56,071          $25,231           $54,448
Average rate...........................     3.64%             5.04%            3.97%             5.12%


         The following table sets forth the time deposits in the Bank classified by rates at the dates indicated.

                                               At December 31,
                                         ------------------------
                                          1998               1999
                                         ------             -----
                                                (In thousands)
              2 -  3.99%...............  $    255          $    173
              4 -  5.99%...............    46,026            46,765
              6 -  7.99%...............     7,644            11,413
              8 -  9.99%...............        18                --
                                         --------          --------
                                         $ 53,943          $ 58,351
                                         ========          ========

         The following table sets forth the amount and maturities of time deposits in the Bank at December 31, 1999.

                                                        Amount Due
                                  --------------------------------------------------------
                                 Less Than                                         After
Rate                              One Year        1-2 Years        2-3 Years       3 Years         Total
----                              --------        ---------        ---------       -------         -----
                                                                (In thousands)
 2 -  3.99%.....................  $     162       $       11     $       --      $       --       $      173
 4 -  5.99%.....................     37,642            6,586          1,318           1,219           46,765
 6 -  7.99%.....................      7,061            2,947            988             417           11,413
                                  ---------       ----------     ----------      ----------       ----------
                                  $  44,865       $    9,544     $    2,306      $    1,636       $   58,351
                                  =========       ==========     ==========      ==========       ==========

         The following table indicates the amount of the certificates of deposit of $100,000 or more in the Bank by time remaining until maturity at December 31, 1999.

                                                                          Certificates
                 Maturity Period                                 of Deposit
                 ---------------                              ---------------
                                                               (In thousands)
                  Three months or less.......................  $    1,043
                  Over three through six months                     1,771
                  Over six through 12 months.................       5,148
                  Over 12 months.............................       6,524
                                                               ----------
                      Total..................................  $   14,486
                                                               ==========

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

         Advances are made pursuant to several different programs, each of which has its own interest rate and range of maturities. Advances from the FHLB of Cincinnati are secured by the Bank's stock in the FHLB and a portion of the Bank's mortgage loan portfolio. At December 31, 1999, the Bank had $8.9 million of advances outstanding from the FHLB of Cincinnati, with rates of 4.53% to 6.00% and terms of up to nine years. For additional information, see Note 11 to the Notes to Consolidated Financial Statements.


                                                         At or For the Year
                                                         Ended December 31,
                                                       ----------------------
                                                        1998             1999
                                                       ------           -----
                                                          (In thousands)
     FHLB Advances:
     Amount outstanding at end of period...........  $   8,500      $   8,850
     Weighted average rate paid....................       4.95%          5.24%
     Maximum amount outstanding at any month end...  $   8,500      $  12,600
     Approximate average amount outstanding........  $   4,333      $   9,571
     Approximate weighted average rate paid........       4.82%          5.04%


Subsidiary Activities

         Federally chartered savings institutions are permitted to invest up to 2% of their assets in subsidiary service corporations, plus an additional 1% in subsidiaries engaged in specific community purposes. Federal associations are also authorized to make investments without limit in "operating subsidiaries" that engage solely in activities that federal associations may conduct directly. The Bank's principal wholly owned subsidiary, TCF Investors, Inc. ("TCFI"), sells credit and mortgage life insurance and title insurance, and provides land surveying for the Bank. The Bank's other subsidiary, Magnolia Investment, Inc., holds real estate acquired by the Bank through foreclosure. At December 31, 1999, Magnolia Investment, Inc. held one property with a net book value of $78,000, which is held as rental property.

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

         FHLB System. The Bank is a member of the FHLB System, which consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Cincinnati, the Bank is required to acquire and hold shares of capital stock in the FHLB of Cincinnati in an amount at least equal to 1% of the aggregate unpaid prin cipal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Cincinnati, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB of Cincinnati stock at December 31, 1999 of $829,000.

         The FHLB of Cincinnati serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System.
It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Cincinnati. Long-term advances may only be made for the purpose of providing funds for residential housing finance. At December 31, 1999, the Bank had $8.9 million in advances outstanding with the FHLB of Cincinnati. See "Deposit Activity and Other Sources of Funds -- Borrowings."

         Liquidity Requirements. The Bank is required to maintain average daily balances of liquid assets (cash, deposits maintained pursuant to Federal Reserve Board requirements, time and savings deposits in certain institutions, obligations of state and political subdivisions thereof, shares in mutual funds with certain restricted investment policies, highly rated corporate debt, and mortgage-backed securities) equal to the monthly average of not less than a specified percentage (currently 4%) of its net withdrawable savings deposits plus short-term borrowings. Monetary penalties may be imposed for failure to meet liquidity requirements. The average daily liquidity ratio of the Bank for the month of December 1999 was 4.85%.

         Qualified Thrift Lender Test. The Bank is subject to OTS regulations which use the concept of a Qualified Thrift Lender to determine eligibility for FHLB advances and for certain other purposes. To qualify as a Qualified Thrift Lender, a savings institution must either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio" assets in Qualified Thrift Investments. Portfolio assets are defined as total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. Qualified Thrift Investments consist of (i) loans, equity positions or securities related to domestic, residential real estate or manufactured housing and educational, small business and credit card loans, (ii) 50% of the dollar amount of residential mortgage loans subject to sale under certain conditions and (iii) stock in a FHLB or the FHLMC. Subject to a 20% of portfolio assets limit, however, savings institutions are able to treat as Qualified Thrift Investments 200% of their investments in loans to finance "starter homes" and loans for construction, development or improvement of housing and community service facilities or for financing small businesses in "credit-needy" areas. To be qualified as a Qualified Thrift Lender, a savings institution must maintain its status as a Qualified Thrift Lender for nine out of every 12 months. Failure to qualify as a Qualified Thrift Lender results in a number of sanctions, including the imposition of certain operating restrictions imposed on national banks.

         At December 31, 1999, approximately 92% of the Bank's assets were invested in Qualified Thrift Investments as currently defined.

         Regulatory Capital Requirements. Under OTS capital standards, savings institutions must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, "Tier 1" or "core" capital equal to at least 4% of adjusted total assets (3% if the institution is rated CAMELS 1 under the OTS examination rating system) and "total" capital (a combination of core and "supplementary" capital) equal to at least 8% of "risk-weighted" assets. In addition, the OTS has adopted regulations which impose certain restrictions on institutions that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution has a CAMELS 1 rating). For purposes of these regulations, Tier

1 capital has the same definition as core capital. See "Prompt Corrective Regulatory Action." Core capital is defined as common stockholders' equity
(including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of a savings institution's intangible assets for which no market exists. Limited exceptions to the deduction of intangible assets are provided for mortgage and mortgage servicing rights and qualifying supervisory goodwill. Tangible capital is given the same definition as core capital, but does not include an exception for qualifying supervisory goodwill and is reduced by the amount of all the savings institution's intangible assets with only a limited exception for mortgage servicing rights and purchased credit card relationships.

         Adjusted total assets are a savings institution's total assets as determined under generally accepted accounting principles, adjusted for certain goodwill amounts, and increased by a pro rated portion of the assets of subsidiaries in which the institution holds a minority interest and which are not engaged in activities for which the capital rules require deduction of its debt and equity investments. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the portion of the institution's investments in subsidiaries that must be netted against capital under the capital rules and, for purposes of the core capital requirement, qualifying supervisory goodwill. At December 31, 1999, the Bank's adjusted total assets for purposes of the Tier 1 capital requirements were $117 million and the Bank was in compliance with both its tangible and Tier 1 capital requirements.

         In determining compliance with the risk-based capital requirement, a savings institution is allowed to use both core capital and supplementary capital provided the amount of supplementary capital used does not exceed the institution's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments, a portion of the institution's general loss allowances and up to 45% of unrealized gains on equity securities. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements, the portion of the savings institution's land loans and non- residential construction loans in excess of an 80% loan-to-value ratio and equity investments other than those deducted from core and tangible capital. As of December 31, 1999, the Bank had no land or non-residential construction loans in excess of an 80% loan-to-value ratio and no equity investments for which OTS regulations require a deduction from total capital.

         The risk-based capital requirement is measured against risk-weighted assets, which equal the sum of each on- balance-sheet asset and the credit-equivalent amount of each off-balance-sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, cash and securities backed by the full faith and credit of the U.S. government are given a 0% risk weight. Mortgage-backed securities that qualify under the Secondary Mortgage Enhancement Act, including those issued, or fully guaranteed as to principal and interest, by the FNMA or FHLMC, are assigned a 20% risk weight. Single-family first mortgages not more than 90 days past due with loan-to- value ratios not exceeding 80%, multi-family first mortgages not more than 90 days past due with loan-to-value ratios not exceeding 80% (75% if rate is adjustable), annual net operating income equal to not less than 120% of debt service (115% if loan is adjustable), and certain qualifying loans for the construction of one- to four-family residences pre-sold to home purchasers are assigned a risk weight of 50%. Consumer loans, non-qualifying residential construction loans and commercial real estate loans, repossessed assets and assets more than 90 days past due, as well as all other assets not specifically categorized, are assigned a risk weight of 100%. The portion of equity investments not deducted from core or supplementary capital is assigned a 100% risk-weight. As of December 31, 1999, the Bank's risk-weighted assets were approximately $93 million and the Bank was in compliance with its total capital requirement.

         OTS risk-based capital requirements require that savings institutions with more than a "normal" level of interest rate risk maintain additional total capital. An institution's interest rate risk is measured in terms of the sensitivity of its "net portfolio value" to changes in interest rates. Net portfolio value is defined, generally, as the present value of expected cash inflows from existing assets and off-balance sheet contracts less the present value of expected cash outflows from existing liabilities. An institution will be considered to have a "normal" level of interest rate risk exposure if the decline in its net portfolio value after an immediate 200 basis point increase or decrease in market interest rates (whichever results in the greater decline) is less than two percent of the current estimated economic value of its assets. An institution with a greater than normal interest rate risk will be required to deduct from total capital, for purposes of calculating its risk-based capital requirement, an amount (the "interest rate risk component") equal to one-half the difference between the institution's measured interest rate risk and the normal level of interest rate risk, multiplied by the economic value of its total assets.

         The OTS calculates the sensitivity of an institution's net portfolio value based on data submitted by the institution in a schedule to its quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the OTS. The amount of the interest rate risk component, if any, to be deducted from an institution's total capital will be based on the institution's Thrift Financial Report filed two quarters earlier. Institutions with less than $300 million in assets and a risk-based capital ratio above 12% are generally exempt from filing the interest rate risk schedule with their Thrift Financial Reports. However, the OTS will require any exempt institution that it determines may have a high level of interest rate risk exposure to file such schedule on a quarterly basis. Based on information provided by the OTS, management does not believe that the Bank would be deemed to have more than normal level of interest rate risk under the rule as of December 31, 1999.

         In addition to requiring generally applicable capital standards for institutions, the Director of the OTS is authorized to establish the minimum level of capital for a savings institution at such amount or at such ratio of capital-to- assets as the Director determines to be necessary or appropriate for such institution in light of the particular circumstances of the institution. The Director of the OTS may treat the failure of any institution to maintain capital at or above such level as an unsafe or unsound practice and may issue a directive requiring any institution which fails to maintain capital at or above the minimum level required by the Director to submit and adhere to a plan for increasing capital. Such an order may be enforced in the same manner as an order issued by the FDIC.

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

         The FDIC has established a risk-based assessment system for insured depository institutions. Under the system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC which will be determined by the institution's capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- using the same percentage criteria as under the prompt corrective action regulations. See "Prompt Corrective Regulatory Action." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund.

         The FDIC's current assessment schedule for SAIF deposit insurance sets the assessment rate for well-capitalized institutions with the highest supervisory ratings at zero and institutions in the lowest risk assessment classification are assessed at the rate of 0.27% of insured deposits. In addition, FDIC-insured institutions are required to pay assessments to the FDIC to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to finance takeovers of insolvent thrifts. Until December 31, 1999, SAIF-insured institutions were required to pay FICO assessment at the rate of 6.5 basis points while Bank Insurance Fund ("BIF") members were assessed at the rate of
1.3 basis points. After December 31, 1999, both BIF and SAIF members will be assessed at the same rate for FICO payments.

         Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a savings institution must maintain average daily reserves equal to 3% on net transaction accounts on the first $44.3 million, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of December 31, 1999, the Bank met its reserve requirements.

         Dividend Restrictions. Under the OTS prompt corrective action regulations, the Bank would be prohibited from making any capital distributions if, after making the distribution, it would have: (i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a Tier 1 leverage ratio of less than 4.0% (or 3% if the institution is rated CAMELS 1). See "Prompt Corrective Regulatory Action." The OTS, after consultation with the FDIC, however, may permit an otherwise prohibited stock repurchase if made in connection with the issuance of additional shares in an equivalent amount and the repurchase will reduce the institution's financial obligations or otherwise improve the institution's financial condition. Under OTS regulations, the Bank is not permitted to pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the Bank at the time of its conversion to stock form.

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

         At December 31, 1999, the maximum amount that the Bank could have lent to any one borrower under the 15% limit was approximately $2 million. At such date, the largest aggregate amount of loans that the Bank had outstanding to any one borrower or group of affiliated borrowers was approximately $1.8 million.

         Transactions with Affiliates. A savings institution or its subsidiaries may not engage in "covered transactions" with any one affiliate in an amount greater than 10% of such institution's capital stock and surplus, and for all such transactions with all affiliates the savings institution is limited to an amount equal to 20% of such capital stock and surplus. All such transactions must also be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. An affiliate of a savings institution is any company or entity which controls or is under common control with the savings institution or any subsidiary of the savings institution that would be deemed a financial subsidiary of a national bank. In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution. In addition to the foregoing restrictions, no savings institution may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution. The Bank is also subject to the anti-tying provisions of the Home Owners' Loan Act which prohibit a savings institution from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions.

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

         Under the implementing regulations, the federal banking regulators, including the OTS, generally measure an institution's capital adequacy on the basis of its total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). The following table shows the capital ratios required for the various prompt corrective action categories.

                                                     Adequately                                     Significantly
                           Well Capitalized          Capitalized         Undercapitalized        Undercapitalized
                           ----------------          -----------         ----------------        ----------------
Total risk-based
    capital ratio           10.0% or more            8.0% or more        Less than 8.0%          Less than 6.0%
Tier 1 risk-based
    capital ratio            6.0% or more            4.0% or more        Less than 4.0%          Less than 3.0%
Leverage ratio               5.0% or more            4.0% or more *      Less than 4.0% *        Less than 3.0%

-----------
*  3.0% if institution has a composite 1 CAMELS rating.

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

Regulation of the Company

         The Company is a savings and loan holding company and, as such, is subject to OTS registration, regulation, examination, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Company and affiliates thereof. The Company also is required to file certain reports with, and otherwise comply with the rules and regulations of, the Securities and Exchange Commission under the federal securities laws.

         Activities Restrictions. Because the Company became a unitary savings and loan holding company prior to May 4, 1999, there are generally no restrictions on its activities as long as the Bank continues to satisfy the Qualified Thrift Lender test. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director of the OTS may impose such restrictions as deemed necessary to address such risk including limiting: (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. If the savings institution subsidiary of a unitary holding company fails to meet the QTL test, then such unitary savings and loan holding company shall also presently become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, register as, and become subject to, the restrictions applicable to a bank holding company. See "Regulation of the Bank -- Qualified Thrift Lender Test."

         If the Company were to acquire control of another savings institution, other than through a merger or other business combination with the Bank, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings institution meets the QTL test, the activities of the Company and any of its subsidiaries (other than the Bank or other subsidiary savings institutions) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution may commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity, upon prior notice to, and no objection by, the OTS, other than: (i) furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution; (iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the Federal Reserve Board as permissible for bank holding companies. A multiple savings and loan holding company must obtain the approval of the OTS prior to engaging in the activities described in (vii) above.

         Restrictions on Acquisitions. Unless the acquiror was a unitary savings and loan holding company on May 4, 1999 (or became a unitary savings and loan holding company pursuant to an application pending as of that date), no company may acquire control of the Company unless the company is only engaged in activities that are permitted for multiple savings and loan holding companies or for financial holding companies under Bank Holding Company Act of 1956 as amended by the G-L-B Act. Financial holding companies may engage in activities that the Federal Reserve

Board, in consultation with the Secretary of the Treasury, has determined to be financial in nature or incidental to a financial activity or complementary to a financial activity provided that the complementary activity does not pose a risk to safety and soundness. Financial holding companies that were not previously bank holding companies may continue to engage in limited non-financial activities for up to ten years after the effective date of the G-L-B Act (with provision for extension for up to five additional years by the Federal Reserve Board) provided that the financial holding company is predominantly engaged in financial activities.

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

         OTS regulations permit federal savings institutions to branch in any state or states of the United States and its territories. Except in supervisory cases or when interstate branching is otherwise permitted by state law or other statutory provision, a federal savings institution may not establish an out-of-state branch unless (i) the federal savings institution qualifies as a QTL or as a "domestic building and loan association" under ss.7701(a)(19) of the Internal Revenue Code and the total assets attributable to all branches of the institution in the state would qualify such branches taken as a whole for treatment as a QTL or treatment as a domestic building and loan association and
(ii) such branch would not result in (a) formation of a prohibited multi-state multiple savings and loan holding company, or (b) a violation of certain statutory restrictions on branching by savings institution subsidiaries of banking holding companies. Federal savings institutions generally may not establish new branches unless the institution meets or exceeds minimum regulatory capital requirements. The OTS will also consider the institution's record of compliance with the Community Reinvestment Act of 1977 in connection with any branch application.

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

         The Bank's federal corporate income tax returns for 1997 were audited in 1999. No changes resulted from this audit.

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

         The Company's state income tax returns were have not been examined by the regulatory authorities since 1992. For additional information, see Note 12 to the Notes to Consolidated Financial Statements.

Executive Officers Who Are Not Directors

         The following table sets forth information regarding the executive officers of the Bank who do not serve on the Board of Directors.

                             Age at
                           December 31,
Name                          1999               Title
----                       ------------          -----
Robert C. Glover               42                Executive Vice President/Manager, Mortgage Loan Administration,
                                                      Mortgage Banking and Compliance Officer
Judith O. Bowers               50                Senior Vice President and Manager of the Volunteer Parkway
                                                      Branch, Investor Relations Officer
Michael H. Phipps              55                Senior Vice President Consumer/Commercial Loans
Joyce S. Rouse                 56                Senior Vice President - Operations
John M. Wolford                54                Senior Vice President - Mortgage Production


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

Employees

         As of December 31, 1999, the Bank had 53 full-time and five part-time employees, none of whom was represented by a collective bargaining agreement.

Item 2.  Description of Property
--------------------------------

         The following table sets forth information regarding the Bank's offices at December 31, 1999. All offices are owned by the Bank and are located in Bristol, Tennessee.

                                          Book Value at
                                Year      December 31,       Approximate
                               Opened         1999         Square Footage
                               ------     -------------    ---------------
Main Office:
310 State Street                1958      $  1,366,000         13,600

Branch Offices:
844 Volunteer Parkway           1974           822,000          2,700
2708 West State Street          1978           284,000          1,900


         The book value of the Bank's investment in furnishings and equipment totaled $623,000 at December 31, 1999.

         The Bank has begun construction of a new branch office in Bristol, Virginia. The cost of the land for this branch was $251,000 and as of December 31, 1999, $114,000 in construction costs had been incurred.

Item 3.  Legal Proceedings
--------------------------

         From time to time, the Bank is a party to various legal proceedings incident to its business. At December 31, 1999, there were no legal proceedings to which the Company, the Bank or its subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

         The Company's common stock trades on the Nasdaq SmallCap Market SM under the symbol "TWIN." As of March 17, 2000, there were 1,121,388 shares of the common stock outstanding and 417 stockholders of record. The quarterly high and low closing prices for the common stock as reported on the Nasdaq SmallCap Market SM and dividends declared and paid are shown in the table below.

     1999                          First         Second           Third          Fourth          Year
     ----                          -----         ------           -----          ------          ----
     High                        $14 11/16       $13 15/16      $15 11/16       $17 5/16       $17 5/16
     Low                         $13 9/16        $11 7/8        $13 3/16        $15 5/8        $11 7/8
     Dividends Declared
     & Paid Per Share            $    0.15       $    0.10      $    0.10       $    0.10      $    0.45

     1998                          First         Second           Third          Fourth          Year
     ----                          -----         ------           -----          ------          ----

     High                        $ 15 1/2        $ 14 3/4       $ 13 3/4        $ 15           $ 15 1/2
     Low                         $ 14 3/8        $ 13 1/4       $ 12 3/4        $ 12 7/8       $ 12 3/4
     Dividends Declared
     & Paid Per Share            $    0.10       $   0.10       $   0.10        $   0.10       $   0.40


         The information set forth (i) under "Item 1. Business -- Regulation of the Bank -- Dividend Restrictions," and (ii) in Note 21 of the Notes to Consolidated Financial Statements under "Item 7. Financial Statements," are incorporated herein by reference.

Item 6.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

Forward Looking Statements

         When used in this discussion and elsewhere in this Annual Report, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, unfavorable judicial decisions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

         The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

General

         The earnings of the Company and the Bank depend primarily on the Bank's level of net interest income, which is the difference between interest earned on the Bank's interest-earning assets, consisting primarily of mortgage loans, mortgage-backed securities, interest-bearing deposits at other institutions, investment securities and other investments, and the interest paid on interest-bearing liabilities which have consisted primarily of savings deposits and FHLB advances. Net interest income is a function of the Bank's interest rate spread, which is the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities, as well as a function of the average balance of interest-earning assets as compared to interest-bearing liabilities. During 1999, the Company's net interest income decreased as a result of a decreasing net interest margin of 22 basis points. The Bank's earnings are also affected by its level of noninterest income including primarily service fees and charges and gains on sales of loans, and noninterest expense, including primarily compensation and employee benefits, occupancy and equipment and data processing expenses. Earnings of the Bank also are affected significantly by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities, which events are beyond the control of the Bank.

Comparison of Financial Condition at December 31, 1999 and 1998

         The Company's total consolidated assets increased $2.8 million, or 2.4%, to $116.0 million at December 31, 1999 from $113.2 million at December 31, 1998. Substantially all of the Company's asset growth can be traced to a $3.0 million increase in deposits that was used to fund new loans. The loan portfolio showed an increase of $4.2 million, or 5.0% from $83.2 million at December 31, 1998 to $87.4 million at December 31, 1999. The Company originated 314 mortgage loans during the year ended December 31, 1999, as compared to 471 for the year ended December 31, 1998 and 269 in 1997. The Company's one- to four-family mortgage loan portfolio primarily consists of adjustable-rate loans. The Company continues to package and sell most of its new fixed-rate loans in the secondary market, servicing retained without recourse. In 1999, the refinancing market that the Company experienced in 1998 began to slow as is evident in the number of loans originated.

         Loan portfolio growth was led by a $748,000, or 7.7%, increase in non-residential real estate loans that totaled $10.5 million at year-end. The Company attributes the increase in non-residential real estate lending to a concentration on this area of the portfolio. The Company also showed growth in other installment consumer loans that include commercial lines of credit and commercial lending. The Company continues to emphasize home equity lending to provide a higher yield, shorter-term investment than permanent mortgage lending.

         Total real estate loans amounted to $59.4 million at December 31, 1999 as compared to $60.5 million at December 31, 1998. Consumer/commercial lending increased by $1.5 million or 5.3%, from $28.2 million at December 31, 1998 to $29.7 million at December 31, 1999. The automobile loan portfolio showed a $285,000 decrease as the Company continues to focus on other consumer/commercial lending.

         Funds not invested in loans were invested in other interest-earning assets to create the Company's investment portfolio. The Company's portfolio of mortgage-backed securities increased $4.6 million or 37.4% from $12.4 million at December 31, 1998 to $17.1 million at December 31, 1999. A part of this increase of mortgage-backed securities was $5.4 million of mortgage loans that were packaged and swapped for mortgage-backed securities. At December 31, 1999, unrealized losses on mortgage-backed securities amount to $423,000, net of applicable income taxes. The Company as of December 31, 1999 had no investment positions in U.S. government and agency bonds. The proceeds from these maturing investment securities during 1999 were invested into loans and mortgaged-backed securities that currently produce a greater yield. Cash and due from banks and interest-earning deposits decreased $5.0 million from $10.3 million at December 31, 1998 to $5.3 million at December 31, 1999. These liquid assets were diverted to higher yielding loans and mortgage-backed securities. Most of the interest-earning deposits are invested in FHLB overnight deposits.

         Deposit comparisons show a $3.0 million, or 3.4%, increase in the year ended December 31, 1999. Of the deposit growth, $4.4 million resulted from an increase in time deposits offset by decreases in passbook and money market savings accounts. The growth in time deposits was the result of the Company's marketing efforts and ability to offer new deposits products. From time to time, supplemental cash in addition to regular cash flows has been obtained from the FHLB of Cincinnati in the form of cash management advances. At December 31, 1999, the Company had $8.9 million in advances from the FHLB of Cincinnati. The Company uses FHLB advances to fund loan demand and meet short-term cash flow needs.

         Stockholders' equity decreased $625,000, or 4.4%, during fiscal 1999. In 1999, the Company earned $1.2 million of net income while paying cash dividends of $495,000. Other comprehensive income that represents unrealized losses on securities classified as available for sale net of income taxes, was a $448,000 loss for 1999. The Company recognized compensation expense of $158,000 based on the fair market value of shares allocated to employees under the Company's employee stock ownership plan. The cost of these shares was $72,000, leaving unearned compensation of $359,000 in stockholders' equity at year-end. Compensation expense of approximately $123,000 was recognized in 1999 for the Company's management recognition plan leaving a balance of unearned compensation of $42,000. This remaining balance will be recognized in 2000 as the shares granted under the plan become fully vested in May 2000. The Company also repurchased 80,303 shares of its outstanding common stock (all of which were held in treasury) at an average purchase price of $14.28 per share or approximately $1.1 million.

Comparison of Results of Operations for the Years Ended December 31, 1999, 1998 and 1997

         Net Income. Net income decreased $80,000 to $1.2 million ($1.08 basic and $1.04 diluted earnings per share) for the year ended December 31, 1999 compared to $1.3 million ($1.08 basic and $1.04 diluted earnings per share) for the year ended December 31, 1998 and $1.1 million ($0.90 basic and $0.86 diluted earnings per share) for the year ended December 31, 1997. Weighted average shares outstanding for 1999, 1998 and 1997 were 1,095,530, 1,167,943, and
1,195,650, respectively. The decreases in outstanding shares reflect the Company's open-market stock repurchases. Net income for fiscal year 1999 decreased primarily as a result of an increase in non-interest expense. Net income for the 1998 fiscal year benefited from improvements in net interest income and non-interest income which were partially offset by increases in non-interest expenses and the provision for loan losses.

         Interest Income. Total interest income decreased to $8.5 million in 1999 compared to $8.6 million in 1998 and $8.3 million in 1997. The decrease in interest income was the result of a 42 basis point decline in the average yield on interest-earning assets offset by an increase of $4.4 million in average interest-earning assets outstanding for 1999. Interest on loans showed a slight increase of $24,000 in 1999. The average volume of loans outstanding increased $6.0 million, or 7.4%, to $87.3 million in 1999 compared to $81.3 million in 1998. Total interest income earned on loans was affected by a decrease in the average yield on the portfolio to 8.32% for 1999 compared to 8.90% for 1998 and 8.72% for 1997. The Company attributes the decrease in the loan portfolio's yield to its increased originations of adjustable-rate residential mortgages which the Company retains in portfolio and which generally had lower initial interest rates than loans in the portfolio. Interest on investment securities continued to decline as the portfolio matured and was invested in loans and mortgage-backed securities and used to fund the repurchase shares of common stock.

         Interest Expense. Interest expense totaled approximately $4.3 million for 1999, 1998, and 1997. The Company attributes the stability of total interest expense to a combination of offsetting changes in the average volume of interest-bearing liabilities, the average cost on those liabilities, and amount of advances outstanding. The average cost of interest-bearing liabilities was 4.25%, 4.57% and 4.67% for 1999, 1998 and 1997, respectively. The average volume of interest-bearing liabilities increased to $100.4 million for 1999, as compared to $94.2 million for 1998 and $91.2 million for 1997. The Company also relied to a greater extent on additional FHLB borrowings during 1999 which resulted in an increase of interest expense of $273,000 over 1998.

         Net Interest Income. Net interest income decreased to $4.2 million in 1999 compared to $4.3 million in 1998 and $4.0 million in 1997. The Company's interest rate spread decreased 10 basis points to 3.49% in 1999 compared to 3.59% in 1998 and was 3.48% in 1997. The 1999 decrease was a combination of a 42 basis point decrease in the average yield on interest-earning assets partially offset by a 32 basis point decrease in the average cost of interest-bearing liabilities. The net interest margin decreased to 3.86% for 1999, compared to 4.08% for 1998 and 3.95% for 1997.

         Provision for Loan Losses. Provisions for loan losses are charged to income to bring the total allowance to a level considered adequate by management to provide for losses based on prior loss experience, volume and type of lending conducted by the Company, industry standards and past due loans on the Company's portfolio. The provision for loan losses amounted to $85,000, $232,000 and $165,000 for the fiscal years 1999, 1998 and 1997, respectively. Net charge-offs declined to $64,000 in 1999 compared to $163,000 for 1998 and $367,000 for 1997.
At December 31, 1999, the allowance for loan losses represented 103% of total loans past due more than ninety days. The provisions for loan losses for 1999, 1998 and 1997 were determined by management to be necessary to replenish the allowance for loan losses from net charge-offs and to bring the allowance to a level considered appropriate by management based on the composition of the loan portfolio and other factors such as general economic climate and loan loss expectations. While management believes the allowance for possible losses at December 31, 1999 was adequate to cover all losses inherent in the Bank's portfolio, there can be no assurance that in the future further increases in the allowance will not be necessary.

         Noninterest Income. Noninterest income amounted to $870,000 for 1999 compared with $906,000 for 1998 and $739,000 for 1997. The largest component of noninterest income was gains recognized on the sale of loans. The Company continues to sell a majority of its fixed-rate loan production in the secondary market. The Company recognized gains on loan sales of $468,000, $337,000 and $233,000 in 1999, 1998 and 1997. The other major component of noninterest income is loan fees and service charges, which totaled $277,000, $232,000 and $323,000 for 1999, 1998, and 1997, respectively. During 1998, the Company also recorded a $200,000 gain on sale of land. This property had originally been purchased for a new branch. When the decision was made not to build a branch at the location, the property was sold at a profit. The Company did not recognize any gains on the sale of securities in 1999. In 1998 and 1997, the Company had gains on sale of securities (principally mortgage-backed securities) of $15,000 and $53,000, respectively. These gains were achieved principally due to the favorable interest rate environment and reflect sales undertaken in an effort to restructure the maturity and interest rates (adjustable versus fixed) of the portfolio. Income from the rental of real estate amount to $10,000, $10,000 and $39,000 for 1999, 1998 and 1997, respectively.

         Noninterest Expense. Non-interest expense was 2.62% of average assets in 1999, compared with 2.61% in 1998 and 1997. Total expense was $3.1 million, $2.9 million and $2.8 million for 1999, 1998, and 1997, respectively. Compensation and employee benefit expense has remained relatively constant at approximately $1.7 million for all three years. During 1999, the Company experienced a $39,000 or 11.6% increase in net occupancy expense, which totaled $375,000 for the year compared to $336,000 for 1998 and $269,000 for 1997. The increase in net occupancy expense was attributable to additional depreciation expenses. Deposit insurance premiums remained constant for 1999, 1998, and 1997. During 1999, the Company also experienced a $42,000 or 15.7% increase in data processing expense due to higher transaction volumes and the additional cost for preparing for the Year 2000. There were no provisions for real estate losses in 1999 or 1998 and $10,000 in 1997. Other expenses were $572,000 in 1999, $502,000 in 1998, and $546,000 in 1997. These expenses include advertising, professional services and other general operating expenses.

         Income Taxes. Income tax expense amounted to $790,000, $833,000 and $705,000 for 1999, 1998 and 1997, respectively. Income tax for the periods is affected by the amount of pre-tax income at the then-effective tax rates. The Company's effective tax rate for the past three years has been approximately 40%.

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

         An asset or liability is interest rate sensitive within a specific time period if it will mature or reprice within that time period. If the Company's assets mature or reprice more quickly or to a greater extent than its liabilities, the Company's net portfolio value and net interest income would tend to increase during periods of rising interest rates, but decrease during periods of falling interest rates. If the Company's assets mature or reprice more slowly or to a lesser extent than its liabilities, the Company's net portfolio value and net interest income would tend to decrease during periods of rising interest rates but increase during periods of falling interest rates. The Company's policy has been to mitigate the interest rate risk inherent in the historical savings institution business of originating long-term loans funded by short-term deposits by pursuing the following strategies: (i) emphasizing the origination of adjustable rate and short- term loans, such as adjustable rate mortgage loans and various consumer loans, for portfolio, (ii) originating long-term, fixed rate loans principally for sale to the FHLMC, (iii) maintaining a substantial portfolio of shorter term investments, such as U.S. government and agency securities with terms of 1 to 7 years, and (iv) obtaining a portion of the Bank's funds from long term advances from the FHLB of Cincinnati, with terms of up to 4 years.

         The OTS requires the Bank to measure its interest rate risk by computing estimated changes in the net present value of its cash flows from assets, liabilities and off-balance sheet items (NPV) in the event of a range of assumed changes in market interest rates. These computations estimate the effect on the Bank's NPV of sudden and sustained 1% to 3% increases and decreases in market interest rates. The Board of Directors has adopted an interest rate risk policy which establishes maximum decreases in the Bank's estimated NPV of 20%, 40% and 60% in the event of 1%, 2% and 3% increases and decreases in market interest rates, respectively. At December 31, 1999, based on information provided by the OTS, it was estimated that the Bank's NPV would decrease 1.5%, 3.2% and 5.1% in the event of 1%, 2% and 3% increases in market interest rates, respectively and possibly increase in the event of decreases in market interest rates. These calculations indicate that the Bank's net portfolio value could be adversely affected by increases in interest rates but could be favorably affected by decreases in interest rates. These calculations indicate that the Bank would not be deemed to have more than a normal level of interest rate risk under applicable regulatory capital requirements. Changes in interest rates also may affect the Bank's net interest income, with increases in rates expected to decrease income and decreases in rates expected to increase income, as the Bank's interest-bearing liabilities would be expected to mature or reprice more quickly than the Bank's interest-earning assets.

         Set forth below is a tabular presentation of the interest rate sensitivity of the Bank's NPV to changes in market interest rates at December 31, 1999, which is based upon information provided to the Bank by the OTS.


       Change                   Net Portfolio Value                      NPV as % of Portfolio Value of Assets
                         ----------------------------------------        -------------------------------------
      in Rates           $ Amount        $ Change       % Change         NPV Ratio           Basis Point Change
      --------           --------        --------       --------         ---------           ------------------
                                                        (Dollars in thousands)
     +300   bp            $  5,919        $(6,218)           (51)%            5.50%                (510)
     +200   bp               8,094         (4,043)           (33)             7.36                 (324)
     +100   bp              10,220         (1,917)           (16)             9.10                 (150)
        0   bp              12,137             --             --             10.60                   --
     -100   bp              13,655          1,518             13             11.74                  114
     -200   bp              15,069          2,933             24             12.75                  215
     -300   bp              16,471          4,334             36             13.71                  311

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

                                                                        Year Ended December 31,
                                    ---------------------------------------------------------------------------------------------
                                                 1997                            1998                           1999
                                    ------------------------------   ------------------------------- ----------------------------
                                                          Average                          Average                         Average
                                    Average               Yield /    Average               Yield /   Average               Yield /
                                    Balance    Interest    Cost      Balance    Interest    Cost     Balance    Interest    Cost
                                    -------    -------- ----------   -------    -------- ----------- -------    ---------- --------
                                                                          (Dollars in thousands)
Interest-earning assets:
  Loans..........................   $ 77,175   $  6,731    8.72%     $ 81,295   $  7,236     8.90%   $  87,289  $   7,260      8.32%
  Mortgage-backed securities.....     13,251        895    6.75        14,854        933     6.28       16,298      1,001      6.14
  Investment securities..........      7,295        461    6.32         2,387        164     6.87        1,355         98      7.23
  Interest-earning deposits......      3,711        177    4.77         7,030        278     3.95        5,007        151      3.02
                                    --------    -------    ----      --------    -------    -----    ---------    -------    ------
     Total interest-earning assets   101,432      8,264    8.15       105,566      8,611     8.16      109,949      8,510      7.74
                                                -------    ----                  -------     ----                 -------    ------
Noninterest-earning assets             5,479                            5,001                            6,664
                                    --------                         --------                        ---------
    Total assets.................   $106,911                         $110,567                        $ 116,613
                                    ========                         ========                        =========

Interest-bearing liabilities:
  Deposits.......................   $ 89,170   $  4,158    4.66      $ 89,895   $  4,094     4.55%   $  90,883  $   3,787      4.17%
  FHLB advances..................      2,017        103    5.11         4,333        209     4.82        9,571        482      5.04
                                    --------   --------    ----      --------   --------   ------    ---------  ---------    ------
    Total interest-bearing
      liabilities................     91,187      4,261    4.67        94,228      4,303     4.57      100,454      4,269      4.25
                                               --------    ----                  -------   ------               ---------    ------
Noninterest-bearing liabilities        1,989                            2,302                            2,407
                                    --------                         --------                        ---------
    Total liabilities..........       93,176                           96,530                          102,861
Total stockholders' equity            13,735                           14,037                           13,752
                                    --------                        ---------                         --------
    Total liabilities and
       stockholders' equity         $106,911                         $110,567                        $ 116,613
                                    ========                         ========                        =========
Net interest income..............              $  4,003                         $  4,308                        $   4,241
                                               ========                         ========                        =========
Interest rate spread.............                          3.48%                             3.59%                             3.49%
                                                           ====                            ======                            ======
Net interest margin..............                          3.95%                             4.08%                             3.86%
                                                           ====                            ======                            ======


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


                                                          Year Ended December 31,
                                      ------------------------------------------------------------------
                                             1997 vs.  1998                        1998  vs. 1999
                                      ---------------------------        -------------------------------
                                           Increase (Decrease)                   Increase (Decrease)
                                                 Due to                                Due to
                                      ---------------------------        -------------------------------
                                      Volume       Rate    Total          Volume      Rate        Total
                                      ------     --------  ------        --------   ---------    -------
                                                            (In thousands)
Interest income:
  Loans...........................    $  364     $  141   $  505        $    534   $    (510)   $    24
  Mortgage-backed securities......       103        (65)      38              91         (23)        68
  Investment securities...........      (334)        37     (297)            (71)          5        (66)
  Interest-earning deposits.......       135        (34)     101             (80)        (47)      (127)
                                      ------     ------   ------        --------   ---------    -------
    Total interest-earning
       assets.....................       268         79      347             474        (575)      (101)
                                      ------     ------   ------        --------   ---------    -------

Interest expense:
  Deposits........................        34        (98)     (64)             45        (352)      (307)
  FHLB advances...................       112         (6)     106             252          21        273
                                      ------     ------   ------        --------   ---------    -------
    Total interest-bearing
      liabilities.................       146       (104)      42             297        (331)       (34)
                                      ------     ------   ------        --------   ---------    -------
Change in net interest
  income..........................    $  122     $  183   $  305        $    177   $    (244)   $   (67)
                                      ======     ======   ======        ========   =========    =======

Liquidity and Capital Resources

         The Company currently has no business other than that of the Bank. The Company's primary funding needs are for stock repurchases and the payment of dividends to stockholders. To fund these activities, the Company relies on dividends on its stock in the Bank which is its principal asset. The Bank is subject to various regulatory restrictions on the payment of dividends. At December 31, 1999, the Bank had approximately $8 million available for the payment of additional dividends to the Company under these regulations.

         The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time (between 4% and 10%) depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short term borrowings. At December 31, 1999, the required ratio was 4%. The Bank's liquidity ratio averaged 4.9% during the month of December 1999. Management of the Bank seeks to maintain a relatively high level of liquidity in order to retain flexibility in terms of investment opportunities and deposit pricing. The Bank adjusts its liquidity levels in order to meet funding needs of deposit outflows, payment of real estate taxes on mortgage loans, repayment of borrowings and loan commitments. The Bank also adjusts liquidity as appropriate to meet its asset and liability management objectives.

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

         The primary investing activity of the Bank is the origination and purchase of mortgage loans. During the years ended December 31, 1999, 1998 and 1997, the Bank originated and purchased loans in the amounts of $41.2 million, $47.8 million and $47.7 million, respectively. Other investing activities include the purchase of securities, which totaled $4.2 million, $5.1 million and $9.2 million during the years ended December 31, 1999, 1998 and 1997, respectively. These activities were funded primarily by principal repayments on loans, mortgage-backed securities and other investment securities and the sale of loans to FHLMC.

         At December 31, 1999, savings certificates amounted to $58.4 million, or 63.3%, of the Bank's total deposits, including $44.9 million which were scheduled to mature in one year or less. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Management of the Bank believes it has adequate resources to fund all loan commitments by savings deposits and FHLB of Cincinnati advances and sale of mortgage loans and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

         For additional information about cash flows from the Bank's operating, financing and investing activities, see the Consolidated Financial Statements in this report.

         At December 31, 1999, the Bank exceeded all regulatory  minimum capital
requirements.   For  additional  information,  see  Note  16  of  the  Notes  to
Consolidated Financial Statements herein.

         The Bank had $417,000 in outstanding loan commitments at December 31, 1999. The Bank expects to fund its loan originations through principal and interest payments on loans and mortgage-backed securities, proceeds from investment and other securities as maturities occur, and to the extent necessary, borrowed funds. Management expects that funds provided from these sources will be adequate to meet the Bank's needs.

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

Item 13.  Exhibits List and Reports on Form 8-K
-----------------------------------------------

         (a) The following exhibits either are filed or otherwise furnished as part of this report or are incorporated herein by reference:


      No.             Description
      ---             -----------
      3.1/1/      Charter of Twin City Bancorp, Inc.

      3.2/1/      Bylaws of Twin City Bancorp, Inc.

      4/1/        Form of Common Stock Certificate

      10.1/1//2/  Twin City Bancorp, Inc. Incentive Compensation Plan, as
                  amended+

      10.2/1/     Twin City Bancorp, Inc. Deferred Compensation Plan +

      10.3/3/     Employment Agreements between Twin City Bancorp, Inc. and Twin
                  City Federal Savings Bank and Thad R. Bowers +

      10.4/3/     Severance Agreements between Twin City Bancorp, Inc. and Twin
                  City Federal Savings Bank and Judith O. Bowers, Robert C.
                  Glover, Michael H. Phipps, Joyce C. Rouse and John M. Wolford+

      10.5/1/     Twin City Federal Savings Bank Supplemental Executive
                  Retirement Agreement +

      10.6/3/     Twin City Bancorp, Inc. 1995 Stock Option and Incentive Plan +

      10.7/3/     Twin City Bancorp, Inc. Management Recognition Plan +

      21          Subsidiaries

      23          Consent of Independent Auditor

      27          Financial Data Schedule

------------------
 /1/ All or a portion incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-84196).
 /2/ All or a portion incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 1995.
 /3/ Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 1995.
 /4/ Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.
+        Management contract or compensatory plan or arrangement.


         (b) No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this report.

                     [CRISP HUGHES EVANS, LLP LETTERHEAD]

                          Independent Auditors' Report
                          ----------------------------


Board of Directors
Twin City Bancorp, Inc. and Subsidiaries
Bristol, Tennessee

We have audited the accompanying consolidated balance sheets of Twin City Bancorp, Inc. and Subsidiaries (the "Company") as of December 31, 1998 and 1999 and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1999, in conformity with generally accepted accounting principles.


                                        /s/ CRISP HUGHES EVANS LLP


Asheville, North Carolina
February 4, 2000

                            TWIN CITY BANCORP, INC.
                                AND SUBSIDIARIES

                          Consolidated Balance Sheets
                       (in thousands, except share data)

                                                                                       December 31,
                                                                           ---------------------------------
Assets                                                                         1998             1999
------                                                                     ----------------  ---------------
Cash and due from banks                                                            $  2,260         $  2,998
Interest-earning deposits                                                             8,081            2,277
Investment securities:
 Available for sale (amortized cost of $1,505 in 1998 and
  $4 in 1999)                                                                         1,512                4
Loans receivable, net                                                                81,428           87,202
Loans held for sale                                                                   1,787              172
Mortgage-backed securities:
 Available for sale (amortized cost of $12,395 in 1998 and
  $17,759 in 1999)                                                                   12,429           17,075
Premises and equipment, net                                                           3,241            3,487
Real estate                                                                             237               85
Federal Home Loan Bank stock                                                            773              829
Interest receivable                                                                     224              244
Other                                                                                 1,273            1,638
                                                                                   --------         --------
     Total assets                                                                  $113,245         $116,011
                                                                                   ========         ========

 Liabilities and Stockholders' Equity
 ------------------------------------

Deposits                                                                           $ 89,112         $ 92,165
Federal Home Loan Bank advances                                                       8,500            8,850
Advance payments by borrowers for taxes and insurance                                   243              274
Accrued expenses and other liabilities                                                  330              436
Current income taxes                                                                     97               69
Deferred income taxes                                                                   811              690
                                                                                   --------         --------
     Total liabilities                                                               99,093          102,484
                                                                                   --------         --------

Stockholders' equity:
 Common stock ($1 par value, 8,000,000 shares authorized;
  1,219,430 issued; 1,201,691 outstanding at December 31, 1998,
  and 1,121,388 outstanding at December 31, 1999)                                     1,220            1,220
 Paid-in capital                                                                      6,917            7,003
 Retained earnings, substantially restricted                                          6,824            7,513
 Accumulated other comprehensive income                                                  25             (423)
 Treasury stock at cost (17,739 shares at December 31, 1998
  and 98,042 shares at December 31, 1999)                                              (238)          (1,385)
 Unearned compensation:
  Employee stock ownership plan                                                        (431)            (359)
  Management recognition plan                                                          (165)             (42)
                                                                                   --------         --------
     Total stockholders' equity                                                      14,152           13,527
                                                                                   --------         --------
     Total liabilities and stockholders' equity                                    $113,245         $116,011
                                                                                   ========         ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            TWIN CITY BANCORP, INC.
                                AND SUBSIDIARIES

                       Consolidated Statements of Income
                     (in thousands, except per share data)

                                                                            Years Ending December 31,
                                                              -----------------------------------------------------
                                                                   1997              1998               1999
                                                              ---------------  -----------------  -----------------
Interest income:
 Loans                                                                 $6,731             $7,236             $7,260
 Mortgage-backed securities                                               895                933              1,001
 Investment securities                                                    461                164                 98
 Interest-earning deposits                                                177                278                151
                                                                       ------             ------             ------
     Total interest income                                              8,264              8,611              8,510
                                                                       ------             ------             ------

Interest expense:
 Deposits                                                               4,158              4,094              3,787
 Federal Home Loan Bank advances                                          103                209                482
                                                                       ------             ------             ------
     Total interest expense                                             4,261              4,303              4,269
                                                                       ------             ------             ------

     Net interest income                                                4,003              4,308              4,241
Provision for loan losses                                                 165                232                 85
                                                                       ------             ------             ------
     Net interest income after provision for loan losses                3,838              4,076              4,156
                                                                       ------             ------             ------
Non-interest income:
 Loan fees and service charges                                            323                232                277
 Insurance commissions and fees                                            60                 82                 79
 Gain on sale of securities                                                53                 15                  -
 Gain on sale of loans                                                    233                337                468
 Income from rental of real estate                                         39                 10                 10
 Gain on sale of land                                                       -                200                  -
 Other                                                                     31                 30                 36
                                                                       ------             ------             ------
     Total non-interest income                                            739                906                870
                                                                       ------             ------             ------
Non-interest expenses:
 Compensation and employee benefits                                     1,690              1,724              1,743
 Net occupancy expense                                                    269                336                375
 Deposit insurance premiums                                                57                 56                 53
 Data processing                                                          222                267                309
 Provision for real estate losses                                          10                  -                  -
 Other                                                                    546                502                572
                                                                       ------             ------             ------
     Total non-interest expenses                                        2,794              2,885              3,052
                                                                       ------             ------             ------

     Income before income taxes                                         1,783              2,097              1,974

Income tax expense                                                        705                833                790
                                                                       ------             ------             ------
     Net income                                                        $1,078             $1,264             $1,184
                                                                       ======             ======             ======
Basic net income per share                                             $  .90             $ 1.08             $ 1.08
                                                                       ======             ======             ======

Diluted net income per share                                           $  .86             $ 1.04             $ 1.04
                                                                       ======             ======             ======

  The accompanying notes are an integral part of these consolidated financial statements.

                            TWIN CITY BANCORP, INC.
                                AND SUBSIDIARIES

                Consolidated Statements of Comprehensive Income
                                 (in thousands)

                                                                             Years Ending December 31,
                                                              --------------------------------------------------------
                                                                    1997               1998                1999
                                                              ----------------  ------------------  ------------------
Net income                                                             $1,078              $1,264              $1,184

Other comprehensive income:
 Net unrealized gains (losses) on securities available
  for sale, net of income tax (benefit) expense of
  $82, $(18) and $(275), respectively                                     136                 (29)               (448)

 Less:  Reclassification adjustment for gains included in
  net income, net of income tax expense of $20, $6 and
  $-0-, respectively                                                      (33)                 (9)                  -
                                                                       ------              ------              ------

Other comprehensive income                                                103                 (38)               (448)
                                                                       ------              ------              ------

     Comprehensive income                                              $1,181              $1,226              $  736
                                                                       ======              ======              ======

  The accompanying notes are an integral part of these consolidated financial statements.

                            TWIN CITY BANCORP, INC.
                                AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity
                       (in thousands, except share data)

                                                                                               Unearned
                                                                  Accumulated                Compensation
                                                                     Other                  ---------------
                                   Common   Paid-In   Retained   Comprehensive   Treasury    for      for
                                    Stock   Capital   Earnings       Income       Stock     ESOP      MRP      Total
                                   -------  --------  ---------  --------------  --------  -------  -------  ---------
Balance at December 31, 1996       $  854    $7,134     $6,283   $         (40)  $      -   $(575)   $(271)   $13,385

Comprehensive income:
 Net income                             -         -      1,078               -          -       -        -      1,078
 Other comprehensive income             -         -          -             103          -       -        -        103
                                                                                                              -------
                                                                                                                1,181
Cash dividends ($.42 per share)         -         -       (501)              -          -       -        -       (501)

Purchase of MRP shares                  -         -          -               -          -       -     (159)      (159)

Repurchase of stock
 (11,670 shares)                      (12)      (69)       (77)              -          -       -        -       (158)

3 for 2 stock split                   427         -       (427)              -          -       -        -          -

ESOP and MRP compensation
 earned                                 -        68          -               -          -      72      123        263
                                   ------   -------     ------   -------------   --------  ------   ------    -------

Balance at December 31, 1997        1,269     7,133      6,356              63          -    (503)    (307)    14,011

Comprehensive income:
 Net income                             -         -      1,264               -          -       -        -      1,264
 Other comprehensive income             -         -          -             (38)         -       -        -        (38)
                                                                                                              -------
                                                                                                                1,226
Cash dividends ($.40 per share)         -         -       (465)              -          -       -        -       (465)

                                  (continued)

                            TWIN CITY BANCORP, INC.
                                AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity
                       (in thousands, except share data)

                                                                                                Unearned
                                                                   Accumulated                Compensation
                                                                      Other                  ---------------
                                    Common   Paid-In   Retained   Comprehensive   Treasury     for     for
                                    Stock    Capital   Earnings       Income        Stock     ESOP     MRP      Total
                                   --------  --------  ---------  --------------  ---------  -------  ------  ---------
Exercise of stock options
 (900 shares)                      $     -    $   (2)  $      -     $         -    $    12   $     -   $   -   $     10

Repurchase of stock (66,836
 shares)                               (49)     (294)      (331)              -       (250)        -      31       (893)

ESOP and MRP compensation
 earned                                  -        80          -               -          -        72     111        263
                                   -------    ------   --------   -------------   --------    ------   -----    -------

Balance at December 31, 1998         1,220     6,917      6,824              25       (238)     (431)   (165)    14,152

Comprehensive income:
 Net income                              -         -      1,184               -          -        -       -      1,184
 Other comprehensive income              -         -          -            (448)         -        -       -       (448)
                                                                                                               -------
                                                                                                                   736
Cash dividends ($.45 per share)          -         -       (495)              -          -        -       -       (495)

Repurchase of stock (80,303
 shares)                                 -         -          -               -     (1,147)       -       -     (1,147)

ESOP and MRP compensation
 earned                                  -        86          -               -          -       72     123        281
                                   -------    ------   --------   -------------   --------   ------   -----    -------

Balance at December 31, 1999       $ 1,220    $7,003   $  7,513   $        (423)   $(1,385)   $(359)  $ (42)   $13,527
                                   =======    ======   ========   =============   ========   ======   =====    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                            TWIN CITY BANCORP, INC.
                                AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                         Years Ending December 31,
                                                                                      -------------------------------
                                                                                        1997       1998       1999
                                                                                      ---------  ---------  ---------
Operating activities:
 Net income                                                                           $  1,078   $  1,264   $  1,184
 Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
  Depreciation                                                                             170        217        243
  Provision for losses on loans                                                            165        232         85
  Provision for real estate losses                                                          10          -          -
  Deferred income taxes (benefit)                                                          296        210        154
  FHLB dividends received in stock                                                         (49)       (53)       (56)
  Amortization of deferred loan origination fees, net                                       (7)        14        (64)
  Amortization of excess servicing fees and mortgage servicing rights                       91        205        184
  Amortization of premiums and discounts on mortgage-backed securities, net                 27         54         32
  Amortization of premiums and discounts on securities                                      (4)        (5)         1
  Gain on sale of securities and mortgage-backed securities                                (53)       (15)         -
  Loans originated for sale                                                            (12,646)   (23,635)   (10,891)
  Proceeds from sale of loans                                                            9,443     22,202      7,064
  Gain on sale of loans                                                                   (233)      (337)      (468)
  Gain on sale of real estate                                                               (1)         -          -
  (Gain) loss on sale of land                                                                -       (200)         7
  Amortization of unearned compensation                                                    263        263        281
  Purchase of MRP shares                                                                  (159)         -          -
  Decrease (increase) in interest receivable                                                89         64        (20)
  Decrease (increase) in other assets                                                      (91)        42         15
  Increase (decrease) in accrued expenses and other liabilities                            (38)        42        110
  Increase (decrease) in current income tax payable                                        256       (159)       (29)
                                                                                      --------   --------   --------
     Net cash provided (used) by operating activities                                   (1,393)       405     (2,168)
                                                                                      --------   --------   --------

Investing activities:
 Purchase of investment securities classified as available for sale                     (3,993)         -          -
 Maturities of investment securities                                                     3,855      2,500      1,500
 Proceeds from sales of investment securities classified as available for sale           4,517          -          -
 Purchase of mortgage-backed securities classified as available for sale                (5,168)    (5,089)    (4,221)
 Proceeds from sale of mortgage-backed securities classified as available for sale       1,993      2,752          -
 Principal payments on mortgage-backed securities                                        2,448      5,051      4,196
 Increase in cash surrender value of life insurance                                        (22)       (24)       (24)
 Proceeds from sale of real estate                                                         230          -          -
 Net decrease (increase) in loans originated                                             6,706      2,285     (1,276)
 Purchase of loans                                                                      (5,826)    (6,932)    (4,370)
 Proceeds from sale of land                                                                  -        371          -
 Purchase of premises and equipment                                                     (1,447)      (578)      (495)
                                                                                      --------   --------   --------
     Net cash provided (used) by investing activities                                    3,293        336     (4,690)
                                                                                      --------   --------   --------

                            (continued on next page)

                            TWIN CITY BANCORP, INC.
                                AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                         Years Ending December 31,
                                                                                    --------------------------------
                                                                                        1997       1998       1999
                                                                                      ---------  ---------  ---------
Financing activities:
 Net (decrease) increase in deposits                                                  $  6,631    $(3,208)  $  3,053
 Increase (decrease) in advance payments by borrowers
  for taxes and insurance                                                                  (95)        56         31
 Proceeds from FHLB advances                                                            11,100      8,500     22,795
 Repayment of FHLB advances                                                            (15,200)    (1,000)   (22,445)
 Proceeds from stock option exercises                                                        -         10          -
 Purchase of treasury stock                                                               (158)      (893)    (1,147)
 Dividends paid                                                                           (501)      (465)      (495)
                                                                                      --------    -------   --------
     Net cash provided by financing activities                                           1,777      3,000      1,792
                                                                                      --------    -------   --------

     Increase (decrease) in cash and cash equivalents                                    3,677      3,741     (5,066)

 Cash and cash equivalents at beginning of year                                          2,923      6,600     10,341
                                                                                      --------    -------   --------

 Cash and cash equivalents at end of year                                             $  6,600    $10,341   $  5,275
                                                                                      ========    =======   ========

Supplemental disclosures:
 Cash paid during the year for:
  Interest on deposits and other borrowings                                           $  4,266    $ 4,287   $  4,230
  Income taxes (net of refunds)                                                            178        787        621
                                                                                      ========    =======   ========

 Non-cash investing and financing activities:
  Real estate acquired in satisfaction of mortgage loans                              $    331    $   150   $      -
                                                                                      ========    =======   ========

  Sale of mortgage loans in exchange for mortgage-backed security                     $  2,704    $     -   $  5,371
                                                                                      ========    =======   ========

  Loans to facilitate real estate sales                                               $    231    $     -   $    121
                                                                                      ========    =======   ========

  Net unrealized gains (losses) on available for sale securities                      $    103    $   (38)  $    448
                                                                                      ========    =======   ========

  Capitalized mortgage servicing rights                                               $    252    $   494   $    539
                                                                                      ========    =======   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            TWIN CITY BANCORP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1998 and 1999
                         (Tabular amounts in thousands)


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

  B.  Principles of Consolidation - The consolidated financial statements
      ---------------------------
      include the accounts of the Holding Company and its subsidiary, the Bank, and the Bank's wholly-owned subsidiaries, TCF Investors, Inc. and Magnolia Investment, Inc., herein collectively referred to as the "Company." Intercompany balances and transactions have been eliminated.

  C.  Loans Receivable - Loans receivable are carried at their unpaid principal
      ----------------
      balance less, where applicable, unearned income, net deferred loan fees, and allowances for losses. Unearned discounts on mortgage loans purchased are amortized to interest income using the level yield interest method over the contractual lives of the loans. Additions to these allowances for losses are based on management's evaluation of the loan portfolio under current economic conditions and such other factors which, in management's judgment, deserve recognition in estimating losses. Interest accrual is discontinued when a loan becomes 90 days delinquent or impaired unless, in management's opinion, the loan is well secured and in process of collection.

  D.  Loan Fees - Loan fees result from the Company originating loans. Such fees
      ---------
      and certain direct incremental costs related to origination of such loans are deferred ("net deferred loan fees") and reflected as a reduction of the carrying value of loans. The net deferred fees (or costs) are amortized using the interest method over the contractual lives of the loans. Unamortized net deferred loan fees on loans sold prior to maturity are credited to income at the time of sale.

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

  F.  Real Estate - Real estate properties acquired through, or in lieu of, loan
      -----------
      foreclosure are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Real estate properties held for rental and resale are carried at the lower of cost, including cost of improvements incurred subsequent to acquisition, or net realizable value. Costs relating to development and improvement of properties are capitalized, whereas costs relating to the holding of property are expensed.

      Valuations are periodically performed by management, and an allowance for losses is established by a charge to income if the carrying value of a property exceeds its estimated net realizable value.

  G.  Premises and Equipment - Land is carried at cost. Premises and equipment
      ----------------------
      are carried at cost less accumulated depreciation. Depreciation is provided for using straight-line rates over the following useful lives of the respective assets:

            Buildings and improvements                  25 to 40 years
            Office furniture and equipment              5 to 10 years
            Vehicles                                    5 years

      The cost of maintenance and repairs is charged to expense as incurred while expenditures which materially increase property lives are capitalized.

  H.  Federal Home Loan Bank Stock - Investment in stock of a Federal Home Loan
      ----------------------------
      Bank is required by law of every federally insured savings and loan or savings bank. The investment is carried at cost. No ready market exists for the stock, and it has no quoted market value.

  I.  Income Taxes - The Company files a consolidated income tax return with its
      ------------
      wholly owned subsidiary. The income tax effect of temporary differences in reporting transactions for financial reporting and income tax purposes is reflected in the consolidated financial statements as deferred income taxes.

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

  K.  Mortgage Servicing Rights - The Company capitalizes as an asset the right
      -------------------------
      to service mortgage loans for others when those rights are acquired either through loan purchases or loan origination activities. The capitalized mortgage servicing rights are amortized in proportion to and over the period of estimated net service income and are evaluated for impairment based upon fair value.

  L.  Cash Flow Information - As presented in the consolidated statements of
      ---------------------
      cash flows, cash and cash equivalents include cash on hand, interest-earning deposits in other banks, and FHLB overnight deposits.

  M. Use of Estimates - The preparation of financial statements in conformity
     ----------------
     with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  N. Long-Lived Assets-Long-lived assets to be held and used are reviewed for
     -----------------
     impairment whenever events or circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the excess of the asset's carrying amount over the fair value of the asset. Impairment on long-lived assets to be disposed of is recognized based on the excess of the asset's carrying amount over the fair value less cost to sell.

  O. New Accounting Pronouncements -
     -----------------------------

     (1)  Derivatives and Hedging Activities.  The Company has adopted
          Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities" (SFAS 133). SFAS No. 133 supersedes SFAS 105 and amends SFAS 107 by adding a disclosure for the concentration of credit risk. SFAS 133 has no material effect on the Company at this time.
     (2) Mortgage-Backed Securities. The Company has adopted Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise (SFAS 134). All periods presented are in accordance with SFAS 134. SFAS 134 amends SFAS 65 and requires that after the securitization of mortgage loans held for sale, an entity in mortgage banking activities should classify the resulting mortgage-backed securities based upon its ability and intent to sell or hold those investments in accordance with SFAS 115. SFAS 134 has no material effect on the Company for the periods presented.

2. Earnings Per Share
   ------------------

   For the years ended December 31, 1997, 1998 and 1999, net income available to the common stockholders in both the basic and diluted computations was equal to net income. The weighted average common shares outstanding used in the basic earnings per share were 1,195,650, 1,167,943 and 1,095,530 for the years ended December 31, 1997, 1998 and 1999, respectively. Diluted earnings per share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive securities, using the treasury stock method. The weighted average common shares outstanding used for diluted earnings per share were 1,247,426, 1,211,164 and 1,142,709 for the years ending December 31, 1997, 1998 and 1999.

3. Securities Available for Sale
   -----------------------------

                                                                Gross          Gross        Estimated
                                               Amortized      Unrealized     Unrealized        Fair
                                                 Cost            Gains         Losses         Value
                                             -------------    -----------    ----------     ---------
December 31, 1998:
  U.S. government and
   agency bonds                                     $1,501        $     7    $       -       $  1,508
  Equity securities                                      4              -            -              4
                                                    ------        -------    ---------      ---------

                                                    $1,505        $     7    $       -       $   1,512
                                                    ======        =======    =========       =========
 December 31, 1999:
  Equity securities                                 $    4        $     -    $       -       $       4
                                                    ======        =======    =========       =========

   The debt securities at December 31, 1998, were due within one year. There were no sales of investment securities during 1998 or 1999. Investments sold during 1997 resulted in realized gains of approximately $23,000, with proceeds of $4,517,000.

4.    Loans Receivable
      ----------------

   Loans receivable are summarized as follows:

                                                                                  December 31,
                                                                        -------------------------------
                                                                             1998             1999
                                                                        --------------   --------------
 Real estate first mortgage loans:
  One-to-four-family dwellings                                                 $40,303          $40,695
  Construction                                                                  10,427            8,267
  Commercial real estate                                                         6,397            6,673
  Other real estate                                                              3,330            3,802
                                                                               -------          -------
     Total real estate loans                                                    60,457           59,437
                                                                               -------          -------

 Consumer and other loans:
  Equity loans                                                                  22,315           22,691
  Loans secured by deposit accounts                                                172              137
  Other installment loans                                                        5,671            6,835
                                                                               -------          -------
     Total other loans                                                          28,158           29,663
                                                                               -------          -------

     Total loans                                                                88,615           89,100
                                                                               -------          -------

 Less:
  Undisbursed portion of loans in process                                        5,462            1,830
  Net deferred loan origination cost                                              (256)            (319)
  Allowance for loan losses                                                        194              215
                                                                               -------          -------
                                                                                 5,400            1,726
                                                                               -------          -------

                                                                               $83,215          $87,374
                                                                               =======          =======

   Loans held for sale were approximately $1,787,000 and $172,000 at December 31, 1998 and 1999, respectively. The carrying value of these loans approximate market value. The Company's primary lending area for the origination of mortgage loans includes northeast Tennessee and southwest Virginia. The Company limits uninsured loans to 80% of the appraised value of the property securing the loan. Generally, the Company allows loans covered by private mortgage insurance up to 95% of the appraised value of the property securing the loan.

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

   The changes in the allowance for loan losses are summarized as follows:

                                                             Years Ended December 31,
                                                      ---------------------------------------
                                                           1997         1998         1999
                                                      -------------  -----------  -----------
 Beginning balance                                           $ 327        $ 125         $ 194
 Provision for loan losses                                     165          232            85
 Recoveries                                                     18           41            39
 Charge-offs                                                  (385)        (204)         (103)
                                                             -----        -----         -----

 Ending balance                                              $ 125        $ 194         $ 215
                                                             =====        =====         =====

   In accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," there were no impaired loans at December 31, 1998 and 1999. Commercial real estate and other loans are included in the non-homogenous group.

   Loans in homogeneous groups contractually past due ninety days or more were not significant at December 31, 1998 and 1999, respectively. The amount the Company will ultimately realize from these loans could differ from their carrying value because of unanticipated future developments affecting the underlying collateral or the borrower's ability to repay the loans. If collection efforts are unsuccessful, these loans will be subject to foreclosure proceedings in the ordinary course of business. Management believes that the Company has adequate collateral on these loans and that the Company will not incur material losses in the event of foreclosure. Therefore, these loans are not in non-accrual status at December 31, 1998 and 1999, respectively.

   Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans (in thousands) were $59,445, $65,915 and $75,015 at December 31, 1997, 1998 and
   1999, respectively.

   Custodial escrow balances maintained in connection with the foregoing loan servicing were approximately $181,000, $158,000 and $183,000 at December 31, 1997, 1998 and 1999, respectively.

   The following is an analysis of the changes in excess servicing fees receivable included in other assets:

                                                                                  December 31,
                                                                         -------------------------------
                                                                              1998            1999
                                                                         --------------  ---------------
 Balance beginning of year                                                       $ 128            $  88
 Amortization                                                                      (40)             (29)
                                                                                 -----            -----

 Balance end of year                                                             $  88            $  59
                                                                                 =====            =====

   In the ordinary course of business, the Company makes loans to directors and executive officers and their related interests. Such loans were made using the same underwriting standards for comparable transactions with other borrowers and did not involve more than the normal risk of collectability or present other unfavorable features. Loans to directors and executive officers and their related interests are as follows:

 Balance at December 31, 1997                                                                    $1,131
  Advances                                                                                          570
  Repayments                                                                                       (318)
  Officer/director terminations                                                                    (188)
                                                                                                 ------
 Balance at December 31, 1998                                                                     1,195
  Advances                                                                                          220
  Repayments                                                                                       (279)
                                                                                                 ------

 Balance at December 31, 1999                                                                    $1,136
                                                                                                 ======

5. Mortgage-Backed  Securities Available for Sale
   ----------------------------------------------

   The amortized cost and estimated fair value of mortgage-backed securities are summarized as follows:

                                                                  Gross              Gross            Estimated
                                             Amortized         Unrealized         Unrealized            Fair
                                               Cost               Gains             Losses              Value
                                         -----------------  -----------------  -----------------  -----------------
December 31, 1998:
  FHLMC Certificates                               $10,754               $ 96               $ 45            $10,805
  FNMA Certificates                                  1,641                  4                 21              1,624
                                                   -------               ----               ----            -------

                                                   $12,395               $100               $ 66            $12,429
                                                   =======               ====               ====            =======

 December 31, 1999:
  FHLMC Certificates                               $14,662               $ 30               $616            $14,076
  FNMA Certificates                                  3,097                  4                102              2,999
                                                   -------               ----               ----            -------

                                                   $17,759               $ 34               $718            $17,075
                                                   =======               ====               ====            =======

   Mortgage-backed securities sold during the year ended December 31, 1997, resulted in realized gains of approximately $30,000. Proceeds from the sales were approximately $1,993,000. Mortgage-backed securities sold during the year ended December 31, 1998, resulted in realized gains of approximately $15,000. Proceeds from the sales were approximately $2,752,000. Mortgage-backed securities of $7,614,000, $7,173,000 and $13,767,000 were pledged at December 31, 1997, 1998 and 1999, respectively.

6. Real Estate
   -----------

   Real estate is summarized as follows at December 31:

                                                                                1998                  1999
                                                                         -------------------  --------------------
 Real estate acquired for development, rental and sale                                 $  91                 $  91
 Real estate acquired through foreclosures                                               150                     -
 Less:
  Accumulated depreciation                                                                 4                     6
                                                                                       -----                 -----

                                                                                       $ 237                 $  85
                                                                                       =====                 =====

   Real estate, by type, consists of the following at December 31:

                                                                                1998                  1999
                                                                         -------------------  --------------------
 Commercial buildings                                                                  $  80                 $  78
 One to four family dwelling                                                             150                     -
 Improved land                                                                             7                     7
                                                                                       -----                 -----

                                                                                       $ 237                 $  85
                                                                                       =====                 =====

   The Bank's subsidiary sold one of the commercial buildings during the first quarter of 1997. The subsidiary recognized income from rental properties of approximately $39,000 for the year ended December 31, 1997, and $10,000 for the years ended December 31, 1998 and 1999.

7. Premises and Equipment
   ----------------------

   Premises and equipment are summarized as follows:

                                                                                       December 31,
                                                                         ----------------------------------------
                                                                                1998                 1999
                                                                         -------------------  -------------------
 Land and improvements                                                                $  445               $  700
 Office buildings and improvements                                                     3,038                3,038
 Furniture, fixtures and equipment                                                     1,692                1,640
 Automobiles                                                                              54                   54
 Construction in progress                                                                  -                  114
                                                                                      ------               ------
                                                                                       5,229                5,546
 Less accumulated depreciation                                                         1,988                2,059
                                                                                      ------               ------

                                                                                      $3,241               $3,487
                                                                                      ======               ======

   The Bank has entered into a contract with a related party to construct a new branch location. The total cost is estimated to be approximately $595,000. Of the total estimated cost, the Bank has spent approximately $114,000 as of December 31, 1999.


8. Interest Receivable
   -------------------

   Interest receivable is summarized as follows:

                                                                                       December 31,
                                                                         -------------------------------------
                                                                                1998               1999
                                                                         -------------------  ----------------
 Investment securities                                                               $    21          $      -
 Mortgage-backed securities                                                              140               172
 Loans receivable                                                                         63                72
                                                                                       -----             -----

                                                                                       $ 224             $ 244
                                                                                       =====             =====

9. Mortgage Servicing Rights
   -------------------------

   At December 31, 1998 and 1999, the fair value of mortgage servicing rights
   (MSRS) was approximately $837,000 and $1,214,000, respectively. Fair value is determined on an individual loan basis for MSRS, capitalized using a methodology consistent with loans currently available for sale with similar interest rates and maturity terms.

   The amount of MSRS capitalized for the years ended December 31, 1998 and 1999, was approximately $494,000 and $539,000, respectively. The amount amortized for 1997, 1998 and 1999, was approximately $56,000, $164,000 and $184,000, respectively. MSRS are being amortized in proportion to and over the period of estimated net servicing income. An allowance of approximately $108,000 and $134,000 for the adjustment of MSRS has been recorded as of December 31, 1998 and 1999, respectively.

10.  Deposits
     --------

   The aggregate amount of time deposits with a minimum denomination of $100,000 was (in thousands) approximately $10,553 and $14,486 at December 31, 1998 and 1999, respectively.

   Contractual maturities of certificate accounts are summarized as follows:

                                                                            December 31,
                                                              ----------------------------------------
                                                                     1998                 1999
                                                              -------------------  -------------------
        12 months or less                                                 $38,434              $44,865
        1 - 2 years                                                        11,619                9,544
        2 - 3 years                                                         1,574                2,306
        3 - 5 years                                                         2,316                1,636
                                                                          -------              -------

                                                                          $53,943              $58,351
                                                                          =======              =======

   Interest expense on deposits is summarized as follows:

                                                                      Years Ended December 31,
                                                  ----------------------------------------------------------------
                                                          1997                  1998                  1999
                                                  --------------------  --------------------  --------------------
        Demand, NOW accounts and
         money market                                           $  501                $  513                $  547
        Passbook savings                                           370                   490                   454
        Certificates of deposit                                  3,287                 3,091                 2,786
                                                                ------                ------                ------

                                                                $4,158                $4,094                $3,787
                                                                ======                ======                ======

11.  Advances from the Federal Home Loan Bank
     ----------------------------------------

   Advances from the Federal Home Loan Bank are summarized as follows:

                                                                                  December 31,
                                                                         --------------------------------
        Interest Rate                          Maturity Date                 1998             1999
        -------------                          -------------             -------------    ---------------
        6.00                                   March 2000                     $      -       $  2,850
        5.10                                   March 2008                        1,500              -
        5.26                                   May 2008                          1,500          1,500
        5.15                                   June 2008                         1,000              -
        5.10                                   September 2008                    1,500          1,500
        4.53                                   October 2008                      1,500          1,500
        4.63                                   December 2008                     1,500          1,500
                                                                              --------       --------

                                                                              $  8,500       $  8,850
                                                                              ========       ========

   The stock of the Federal Home Loan Bank and mortgage loans receivable are pledged as collateral for these advances. Loans receivable aggregating $12,750 and $13,275 (in thousands) representing 150% of the advanced balance are pledged under the collateral agreement at December 31, 1998 and 1999, respectively.

12. Income Taxes
    ------------

    Income tax expense (benefit) is summarized as follows:

                                                                     Years Ended December 31,
                                                              ------------------------------------
                                                                  1997         1998        1999
                                                              -----------   ----------  ----------
        Current                                                    $ 409        $ 623       $ 636
        Deferred                                                     296          210         154
                                                                   -----        -----       -----

                Total                                              $ 705        $ 833       $ 790
                                                                   =====        =====       =====

   The differences between actual income tax expense and the amount computed by applying the federal statutory income tax rate of 34% to income before income taxes are reconciled as follows:

                                                                     Years Ended December 31,
                                                              ------------------------------------
                                                                  1997         1998        1999
                                                              -----------   ----------  ----------
 Computed income tax expense                                     $ 606          $  713     $  671
 Increase (decrease) resulting from:
  Non-deductible expenses                                           14               7         12
  State income tax, net of federal
   tax benefit                                                      81              89         80
  Other                                                              4              24         27
                                                                 -----          ------     ------

 Actual income tax expense                                       $ 705          $  833     $  790
                                                                 =====          ======     ======

   The components of deferred tax liabilities and deferred tax assets are summarized as follows:

                                                                               1998        1999
                                                                            ----------  ----------
Deferred tax liabilities:
  FHLB stock dividends                                                          $  209      $  223
  Mortgage servicing fees                                                          363         483
  Bad debts reserves                                                                11          26
  Deferred loan origination cost                                                   174         187
  Depreciation                                                                      92         104
  Deferred income                                                                    1           -
  Unrealized gains on securities available for sale                                 16           -
                                                                                ------      ------
                                                                                   866       1,023
                                                                                ------      ------
 Deferred tax assets:
  Accrued expenses                                                                  52          69
  Unrealized losses on securities available for sale                                 -         259
  Other                                                                              3           5
                                                                                ------      ------
                                                                                    55         333
                                                                                ------      ------

 Net deferred tax liability                                                     $  811      $  690
                                                                                ======      ======

   The Bank's annual addition to its reserve for bad debts allowed under the Internal Revenue Code may differ significantly from the bad debt experience used for financial statement purposes. Such bad debt deductions for income tax purposes are included in taxable income of later years only if the bad debt reserves are used for purposes other than to absorb bad debt losses. Since the Bank does not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes have been provided on the amount of bad debt reserves for tax purposes that arose in tax years beginning before December 31, 1987, in accordance with SFAS

   No. 109. Therefore, retained earnings at December 31, 1998 and 1999, includes approximately $2,400,000, representing such bad debt deductions for which no deferred income taxes have been provided.

13.  Pension Plan
     ------------

   The Bank sponsors a non-contributory defined benefit pension plan covering substantially all employees who meet certain age and length of service requirements. The plan calls for benefits to be paid to all eligible employees at retirement based primarily upon years of service with the Bank and compensation paid in the five years where earnings were the greatest. The plan meets the criteria of a multi-employer plan as defined in Statement of Financial Accounting Standards No. 87, "Employers' Accounting For Pensions" (SFAS No. 87). Therefore, no separate disclosure is required for the components of pension cost and the Plan's funding status. The plan is sponsored by the Financial Institutions Retirement Fund and consists of approximately 400 participating employers.

   In accordance with SFAS No. 87, an employer participating in a multi-employer plan shall recognize as net pension cost the required contribution for the period and shall recognize as a liability any contribution due and unpaid. The expense recognized for the plan for the years ended December 31, 1997, and 1998, and 1999 was approximately $54,000, $42,000 and $53,000, respectively.

14.  Profit Sharing and Thrift Plan
     ------------------------------

   The Bank has established a thrift plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all full-time employees who have completed one year of service and have attained the age of twenty-one. Employees may contribute a percentage of their annual gross salary as limited by the federal tax regulations. The Bank matches employee contributions based on the plan guidelines. The amount charged against income was approximately $25,000, $27,000 and $29,000 for the years ended December 31, 1997, 1998 and
   1999, respectively.

15.  Compensation Benefit Agreement
     ------------------------------

   Effective January 1, 1996, the Company established a non-qualified compensation agreement with a certain key executive providing for benefits payable annually over a ten-year period. The current terms provide for the payment of a certain sum annually for ten years upon his termination of employment or, in the event of his death, to his designated beneficiary. The liability for the vested benefits has been accrued at the balance sheet date at the net present value of the expected benefits. Annual expense is based on the increase in the net present value of vested future benefits. The expense associated with this agreement was approximately $12,000, $36,000 and $48,000 the years ending December 31, 1997, 1998 and 1999, respectively.

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

   Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier I and total capital (as defined in the regulations) to adjusted total or risk weighted assets (as defined). Management believes, as of December 31, 1999, that the Bank meets all capital adequacy requirements to which it is subject.

   As of December 31, 1999, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total Tier I and total ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

   The Bank's actual capital amounts (in thousands) and ratios are also presented in the following table. No adjustments to capital were required for interest-rate risk.

                                                                                                          To Be Well
                                                                                                       Capitalized Under
                                                                          For Capital                  Prompt Corrective
                                            Actual                     Adequacy Purposes               Action Provisions
                                  ---------------------------     ---------------------------     ---------------------------
                                     Amount         Ratio            Amount         Ratio            Amount         Ratio
                                  ------------  -------------     ------------  -------------     ------------  -------------
As of December 31, 1998
 Tier I Capital (to                                                              greater than or                 greater than or
  adjusted total assets)               $12,901          11.4%           $4,533   equal to 4.0%           $5,666  equal to  5.0%

 Tier I Capital (to risk-                                                        greater than or                 greater than or
  weighted assets)                     $12,901          17.7%           $2,924   equal to 4.0%           $4,386  equal to  6.0%

 Total Capital (to risk-                                                         greater than or                 greater than or
  weighted assets)                     $13,095          17.9%           $5,848   equal to 8.0%           $7,310  equal to 10.0%


As of December 31, 1999
 Tier I Capital (to                                                              greater than or                 greater than or
  adjusted total assets)               $13,143          11.3%           $4,666   equal to 4.0%           $5,833  equal to  5.0%

 Tier I Capital (to risk-                                                        greater than or                 greater than or
  weighted assets)                     $13,143          14.1%           $3,731   equal to 4.0%           $5,596  equal to  6.0%

 Total Capital (to risk-                                                         greater than or                 greater than or
  weighted assets)                     $13,358          14.3%           $7,461   equal to 8.0%           $9,326  equal to 10.0%

17.  Financial Instruments with Off-Balance-Sheet Risk
     -------------------------------------------------

   The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, lines of credit, and letters of credit. Those instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the balance sheet. The contract amounts of those instruments reflect the extent of the Company's involvement in particular classes of financial instruments.

   The Company's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit, lines of credit, and letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

   At December 31, 1999, the Company had commitments to extend additional credit of approximately $6.5 million. Included in the Company's commitments are standby letters of credit. Letters of credit are commitments issued by the Company to guarantee the performance of a customer to a third party and totaled approximately $1.3 million at December 31, 1999. The credit risk involved in the underwriting of letters of credit is essentially the same as that involved in extending loan facilities to customers.

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

   The undisbursed advances on customer lines of credit and letters of credit were approximately (in thousands) $3,082 and $6,450 at December 31, 1998 and 1999, respectively. The Company does not anticipate any losses as a result of these transactions.

   The Company had outstanding commitments for mortgage loans of approximately $3,336,600 and $416,900 at December 31, 1998 and 1999, respectively. At
   December 31, 1999, commitments to originate fixed rate loans having interest rates ranging from 7.375% and 8.125% and terms ranging from 15 to 30 years totaled $326,900. At December 31, 1999, commitments to originate one year adjustable rate loans having interest rate of 8.50% and terms of 15 to 30 years totaled $90,000.

18.  Employee Stock Ownership Plan (ESOP)
     ------------------------------------

   The Bank has established for eligible employees an Employee Stock Ownership Plan ("ESOP"). The ESOP borrowed money from the Holding Company and purchased eight percent of the common shares issued in the offering. The Bank is expected to make scheduled cash contributions to the ESOP sufficient to service the amount borrowed. In accordance with generally accepted accounting principles, the unpaid balance of the ESOP loan has been eliminated in consolidation and the unamortized balance of unearned compensation is shown as a reduction of stockholders' equity. For the years ending December 31, 1997, 1998 and 1988, the total contributions to the ESOP used to fund principal and interest payments on the ESOP debt totaled approximately $-0-, $179,000 and $84,000, respectively. The scheduled contribution of approximately $72,000 for 1997 was made in January 1998.

   For the years ended December 31, 1997, 1998 and 1999, compensation from the ESOP of approximately $140,000, $152,000 and $158,000 was expensed, respectively. Compensation is recognized at the average fair value of the ratably released shares during the period as the employees performed services. At December 31, 1999, the ESOP held approximately 49,200 allocated shares and 53,900 unallocated shares. The fair value of the unallocated shares at December 31, 1999, was approximately $903,000.

   The ESOP plan states that dividends on unallocated shares will be used for debt service and dividends on allocated shares will be distributed to the Plan participants. The 1998 debt service payment used approximately $30,000 of dividends on unallocated shares. In 1999, ESOP dividends on unallocated shares of approximately $29,000 were used for debt service. For the purposes of computing earnings per share, all ESOP shares committed to be released have been considered outstanding.

19.  Management Recognition and Retention Plan
     -----------------------------------------

   The Company has an established management recognition and retention plan ("MRP") which reserved shares of common stock for issuance. The shares were granted to certain employees and officers of the Company and began vesting on May 24, 1995, and will be fully vested by May 24, 2000. The number of shares granted to certain employees and officers was 51,207. Compensation expense, in the amount of the fair value of the common stock at the date plan shares were purchased, will be recognized during the periods the participants become vested. The unamortized balance of unearned compensation is reflected as a reduction of stockholders' equity. For the years ended December 31, 1997, 1998 and 1999, compensation expense of approximately $123,000, $111,000 and $123,000 was recognized, respectively.

20.  Stock Option Plan
     -----------------

   The Company has a stock option plan for the benefit of directors, officers, and other key employees of the Company. The Plan provides for incentive options for officers and employees and non-incentive options for directors. The Plan is administered by a committee of at least three directors of the Company. The option exercise price cannot be less than the fair value of the underlying common stock at the date of the option grant, and the maximum option term cannot exceed ten years. The number of shares of common stock authorized under the stock option and incentive plan was 134,760 with an exercise price equal to fair market value on the date of grant. The following table summarizes stock options that have been granted.

                                                       1999                                       1998
                                       -------------------------------------      -------------------------------------
                                                               Weighted                                   Weighted
                                                                Average                                    Average
                                                               Exercise                                   Exercise
                                             Shares              Price                  Shares              Price
                                       ------------------  -----------------      ------------------  -----------------
 Shares under options:
  Outstanding, January 1                        $122,338              $ 9.43               $131,472              $ 9.39
  Granted                                          4,194               14.29                  1,200               14.56
  Exercised                                            -                   -                   (900)              11.46
  Forfeited                                         (450)              11.25                 (9,434)               9.33
                                                --------              ------               --------              ------

  Outstanding, December 31                      $126,082              $ 9.58               $122,338              $ 9.43
                                                ========              ======               ========              ======

  Exercisable, December 31                      $103,847              $ 9.64               $ 77,867              $ 9.49
                                                ========              ======               ========              ======

                                                Options Outstanding                           Options Exercisable
                                 -------------------------------------------------      --------------------------------
                                                     Weighted
                                                      Average         Weighted                              Weighted
                                     Number          Remaining         Average              Number           Average
                                     Options        Contractual       Exercise              Options         Exercise
                                   Outstanding         Life             Price             Exercisable         Price
                                 ---------------  ---------------  ---------------      ---------------  ---------------
 Range of exercise
  prices:
  9.33                                   118,588       5.42 years           $ 9.33               96,353           $ 9.33
  11.25-13.063                             4,494       7.95 years            12.38                4,494            12.38
  14.00-16.50                              3,000       9.40 years            15.48                3,000            15.48
                                         -------    -------------           ------              -------           ------

                                         126,082       5.60 years           $ 9.58              103,847           $ 9.64
                                         =======    =============           ======              =======           ======

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

21.  Stockholders' Equity
     --------------------

   In connection with the insurance of savings accounts for the Bank, the Federal Deposit Insurance Corporation (FDIC) requires that certain minimum amounts be restricted to absorb certain losses as specified in the insurance of accounts regulations. Because restricted retained earnings is not related to amounts of losses actually anticipated, the appropriations thereto have not been charged to income in the accompanying consolidated financial statements. Furthermore, the use of retained earnings by the Bank is restricted by certain requirements of the Internal Revenue Code as disclosed in Note 12. Subsequent to the conversion, the Bank may not declare or pay cash dividends on or repurchase any of its shares of common stock, if the effect would cause stockholders' equity to be reduced below the amount required for the liquidation account, applicable regulatory capital maintenance requirements, or if such declaration and payment would otherwise violate regulatory requirements.

   Unlike the Bank, the Holding Company is not subject to these regulatory restrictions on payment of dividends to its stockholders. However, the source of future dividends may be dependent upon dividends from the Bank.

   The Company also has 2,000,000 shares of preferred stock with par value of $1 per share authorized but none issued or outstanding at December 31, 1998 and 1999.


22.    Financial Instruments
       ---------------------

   The approximate stated and estimated fair value of financial instruments are summarized below (in thousands):

                                                         1998                                      1999
                                         ------------------------------------      ------------------------------------
                                              Stated            Estimated               Stated            Estimated
                                              Amount           Fair Value               Amount           Fair Value
                                         -----------------  -----------------      -----------------  -----------------
 Financial assets:
  Cash and equivalents                             $10,341            $10,341                $ 5,275            $ 5,275
  Loans receivable, net                             83,215             80,032                 87,374             84,206
  Investments                                       13,941             13,941                 17,079             17,079
  Federal Home Loan Bank
   Stock                                               773                773                    829                829
  Interest receivable                                  224                224                    244                244

 Financial liabilities:
  Deposits:
   Demand accounts                                  35,169             35,169                 33,814             33,814
   Certificate accounts                             53,943             54,407                 58,351             58,053
  Advances from Federal
   Home Loan Bank                                    8,500              8,270                  8,850              8,503
  Other liabilities                                    573                573                    710                710

   The Company had off-balance sheet financial commitments, which include approximately $6.4 and $6.9 million at December 31, 1998 and 1999, respectively, of commitments to originate and fund loans and unused consumer lines of credit. Since these commitments are based on current market rates, the commitment amount is considered to be a reasonable estimate of fair value.

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

      Cash and equivalents - The carrying amount of such instruments is deemed
      --------------------
      to be a reasonable estimate of fair value.

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

      Federal Home Loan Bank Stock - No ready market exists for this stock and
      ----------------------------
      it has no quoted market value. However, redemption of this stock has historically been at par value. Accordingly, the carrying amount is deemed to be a reasonable estimate of fair value.

      Deposits - The fair values disclosed for demand deposits are, as required
      --------
      by SFAS 107, equal to the amounts payable on demand at the reporting date (i.e., their stated amounts). The fair value of certificates of deposit are estimated by discounting the amounts payable at the certificate rates using the rates currently offered for deposits of similar remaining maturities.

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

   Fair value estimates are made at a specific point of time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale the Company's entire holdings of a particular financial instrument. Because no active market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, current interest rates and prepayment trends, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in any of these assumptions used in calculating fair value also would affect significantly the estimates. Further, the fair value estimates were calculated as of December 31, 1998 and 1999. Changes in market interest rates and prepayment assumptions could change significantly the estimated fair value.

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

23.  Employment and Change of Control Agreements
     -------------------------------------------

   The Bank and the Holding Company entered into an employment agreement with a certain key officer. The employment agreement provides for a one-year term. Commencing on the first anniversary date and continuing each anniversary date thereafter, the respective boards of directors may extend the agreement for an additional year so that the remaining terms shall be three years, unless written notice of termination of the agreement is given by the executive officer. The agreement provides for severance payments and other benefits in the event of involuntary termination of employment in connection with any change in control of the employers. Severance payments also will be provided on a similar basis in connection with voluntary termination of employment where, subsequent to a change in control, officers are assigned duties inconsistent with their positions, duties, responsibilities and status immediately prior to such change in control. The severance payments will equal 2.99 times the executive officer's average annual compensation during the preceding five years. Such amount will be paid within five business days following the termination of employment, unless the officer elects to receive equal monthly installments over a three-year period. The employment agreement provides for termination by the Bank or the Holding Company for just cause at any time. The Company has not accrued any benefits under this post-employment agreement.

24.  Related Party Activity
     ----------------------

   The Company paid approximately $344,000 and $114,000 to a company owned by one of its directors for remodeling, construction, and facility improvements at its main office and branch locations in 1998 and 1999, respectively.

25.  Condensed Parent Company Only Financial Statements
     --------------------------------------------------

   The following condensed balance sheets as of December 31, 1998 and 1999, and condensed statements of income and cash flows for the years ended December 31, 1997, 1998 and 1999, for Twin City Bancorp, Inc. should be read in conjunction with the consolidated financial statements and the notes thereto.

Parent Company Only
Balance Sheets (in thousands)                                                          December 31,
-----------------------------                                            ----------------------------------------
                                                                                1998                 1999
                                                                         -------------------  -------------------
 Assets:
  Cash and due from banks                                                            $   266              $   187
  Loans receivable from ESOP                                                             431                  359
  Equity in net assets of bank subsidiary                                             12,926               12,723
  Other                                                                                  543                  273
                                                                                     -------              -------

     Total assets                                                                    $14,166              $13,542
                                                                                     =======              =======

 Liabilities                                                                         $    14              $    15
                                                                                     -------              -------

 Total stockholders' equity                                                           14,152               13,527
                                                                                     -------              -------

     Total liabilities and stockholders' equity                                      $14,166              $13,542
                                                                                     =======              =======

Parent Company Only                                                        Years Ended December 31,
Statements of Income (in thousands)                      ------------------------------------------------------------
------------------------------------                          1997                 1998                 1999
                                                         ----------------  --------------------  --------------------
  Interest  and dividend income                                    $1,621                $1,017                $1,261
  Expenses                                                            (55)                  (49)                  (57)
  Income tax benefit                                                   18                    13                    18
                                                                   ------                ------                ------
  Income before equity earnings
   of bank subsidiary                                               1,584                   981                 1,222
  Dividends in excess of equity earnings                             (506)                    -                   (38)
  Undistributed equity earnings of bank
   subsidiary                                                           -                   283                     -
                                                                   ------                ------                ------

     Net income                                                    $1,078                $1,264                $1,184
                                                                   ======                ======                ======

   The bank subsidiary paid cash dividends to the parent company for the years ended December 31, 1997, 1998 and 1999 of $1,600,000, $1,000,000 and
   $1,250,000, respectively.

Parent Company Only                                                        Years Ended December 31,
Statements of Income (in thousands)                      ------------------------------------------------------------
------------------------------------                          1997                 1998                 1999
                                                         ----------------  --------------------  --------------------
Operating activities:
  Net income                                                       $1,078                $1,264                $1,184
  Undistributed equity earnings of bank
   subsidiary                                                           -                  (283)                    -
  Dividends in excess of equity earnings                              506                     -                    38
  Net changes in operating assets
   and liabilities                                                    (64)                   58                   269
                                                                   ------                ------                ------
     Net cash provided by operating
      activities                                                    1,520                 1,039                 1,491
                                                                   ------                ------                ------

                                                       (continued)

                                                                          Years Ended December 31,
                                                      -----------------------------------------------------------------
                                                              1997                  1998                  1999
                                                      --------------------  --------------------  ---------------------
 Investing activities:
  Maturities of investment securities                             $   525               $     -               $      -
  Repayments from (advances to)
   bank subsidiary                                                   (170)                 (365)                     -
  Repayment of ESOP loan                                                -                   144                     72
                                                                  -------               -------                -------
     Net cash provided (used) by
      investing activities                                            355                  (221)                    72
                                                                  -------               -------                -------

 Financing activities:
  Dividends paid                                                     (501)                 (465)                  (495)
  Proceeds from stock option exercises                                  -                    10                      -
  Purchase of treasury stock                                         (158)                 (924)                (1,147)
  Net advances from (repayments to)
   bank subsidiary                                                   (522)                    -                      -
                                                                  -------               -------                -------
     Net cash used by financing
      activities                                                   (1,181)               (1,379)                (1,642)
                                                                  -------               -------                -------

 Net increase (decrease) in cash
  and cash equivalents                                                694                  (561)                   (79)
 Cash and cash equivalents at beginning
  of year                                                             133                   827                    266
                                                                  -------               -------                -------

 Cash and cash equivalents at end of year                         $   827               $   266                $   187
                                                                  =======               =======                =======

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      TWIN CITY BANCORP, INC.


Date:  March 27, 2000                 By: /s/ Thad R. Bowers
                                          ------------------
                                          Thad R. Bowers
                                          President and Chief Executive Officer
                                          (Duly Authorized Representative)


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Thad R. Bowers                                            March 27, 2000
    --------------------------------------------------------
       Thad R. Bowers
       President, Chief Executive Officer and Director
       (Principal Executive, and Financial and Accounting
       Officer)


By: /s/ William C. Burriss, Jr.                                   March 27, 2000
    --------------------------------------------------------
       William C. Burriss, Jr.
       Director


By: /s/ Sid Oakley                                                March 27, 2000
    --------------------------------------------------------
       Sid Oakley
       Director


By: /s/ John M. Vann                                              March 27, 2000
    --------------------------------------------------------
       John M. Vann
       Director


By: /s/ Paul R. Wohlford                                          March 27, 2000
    ---------------------------------------------------------
       Paul R. Wohlford
       Director