Form 10QSB
period 2000-03-31
TWIN CITY BANCORP INC
filed 2000-05-12
CIK 930373

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

          For the quarterly period ended March 31, 2000
          ---------------------------------------------


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

As of March 31, 200, there were 1,121,388 shares of the issuer's
Common Stock, par value $1.00 per share, issued and outstanding.

Transitional small business disclosure format (check one):
Yes      No X
   ---     ---

              TWIN CITY BANCORP, INC. AND SUBSIDIARIES
             ----------------------------------------
                        Bristol, Tennessee
                        ------------------

                              INDEX
                              -----

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheets - (Unaudited) as of
              December 31, 1999 and March 31, 2000

              Consolidated Statements of Comprehensive Income -
              (Unaudited) for the three-month periods ended
              March 31, 1999 and 2000

              Consolidated Statements of Cash Flows -
              (Unaudited) for the three-month periods ended
              March 31, 1999 and 2000

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

     Item 4.  Submission of Matters to a Vote of Security
              Holders

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K

                         TWIN CITY BANCORP, INC.
                            AND SUBSIDIARIES
                       Consolidated Balance Sheets
                               (unaudited)
                    (in thousands, except share data)

                                                 December 31,     March 31,
                                                    1999            2000
                                                    ----            ----
                    Assets
                    ------
Cash and due from banks                            $  2,998         $  2,384
Interest-earning deposits                             2,277            3,006
Investment securities (amortized cost - $4
 and $4)                                                  4                4
Loans receivable, net                                87,202           88,973
Loans held for sale                                     172            1,407
Mortgage-backed securities (amortized
 cost - $17,759 and $19,491)                         17,075           18,831
Premises and equipment, net                           3,487            3,780
Real estate, net                                         85               84
Federal Home Loan Bank stock                            829              657
Interest receivable                                     244              271
Other                                                 1,638            1,772
                                                   --------         --------


 Total assets                                      $116,011         $121,169
                                                   ========         ========

                                       (continued on next page)

                                                 December 31,     March 31,
                                                    1999            2000
                                                    ----            ----
     Liabilities and Stockholders' Equity
     ------------------------------------

Deposits                                          $ 92,165          $ 96,501
Federal Home Loan Bank advances                      8,850             8,900
Advance payments by borrowers for
 taxes and insurance                                   274               647
Accrued expenses and other liabilities                 436               407
Income taxes payable:
 Current                                                69               252
 Deferred                                              690               699
                                                  --------          --------
   Total liabilities                               102,484           107,406
                                                  --------          --------

Stockholders' Equity
 Common stock ($1 par value, 8,000,000
  shares authorized; 1,219,430 shares issued
  And 1,121,388 outstanding at December 31, 1999
  And March 31, 2000)                                1,220             1,220
 Paid-in capital                                     7,003             7,023
 Retained earnings, substantially restricted         7,513             7,668
 Accumulated other comprehensive income (loss)        (423)             (410)
  Treasury stock, 98,042 shares, at cost            (1,385)           (1,385)
 Unearned compensation:
  Employee stock ownership plan                       (359)             (342)
  Management recognition plan                          (42)              (11)
                                                  --------          --------
   Total stockholders' equity                       13,527            13,763
                                                  --------          --------
   Total liabilities and stockholders' equity     $116,011          $121,169
                                                  ========          ========


The accompanying notes are an integral part of these consolidated financial statements.

                    TWIN CITY BANCORP, INC.
                        AND SUBSIDIARIES
        Consolidated Statements of Comprehensive Income
                          (unaudited)
             (in thousands, except per share data)

                                                Three Months Ended
                                                     March 31
                                                ------------------
                                                1999          2000
                                                ----          ----
Interest income:
 Loan                                            $1,771       $1,795
 Mortgage-backed securities                         229          279
 Investment securities                               31           17
 Interest-earning deposits                           52           23
                                                 ------       ------
  Total interest income                           2,083        2,114
                                                 ------       ------
Interest expense:
 Deposits                                           911        1,045
 Federal Home Loan
  Bank advances                                     104           98
                                                 ------       ------
   Total interest expense                         1,015        1,143
                                                 ------       ------
   Net interest income                            1,068          971

Provision for loan losses                            35            1
                                                 ------       ------
   Net interest income after
     provision for loan losses                    1,033          970
                                                 ------       ------
Non-interest income:
 Loan fees and service charges                       60          101
 Insurance commission and fees                       19           15
 Gain on sale of loans                              126           70
 Other                                                8            7
                                                 ------       ------
  Total non-interest income                         213          193
                                                 ------       ------
Non-interest expense:
 Compensation and employee
  benefits                                          436          408
 Net occupancy expense                               98           98
 Deposit insurance premiums                          14            5
 Data processing                                     71           87
 Other                                              136          129
                                                 ------       ------
  Total non-interest expense                        755          727
                                                 ------       ------

                                        (continued on next page)

                      TWIN CITY BANCORP, INC.
                        AND SUBSIDIARIES
  Consolidated Statements of Comprehensive Income (continued)
                          (unaudited)
             (in thousands, except per share data)

                                                Three Months Ended
                                                     March 31
                                                ------------------
                                                1999          2000
                                                ----          ----
Income before income taxes                      $ 491         $ 436

  Income tax expense                              196           174
                                                -----         -----

Net income                                        295           262

Other comprehensive income:
 Net unrealized gains (losses) on
  securities available for sale, net
  of tax benefit of $0 and $9,
  respectively, for the three months
  ended March 31, 1999 and 2000                    (1)           13
                                                -----         -----
     Comprehensive income                       $ 294         $ 275
                                                =====         =====

 Basic net income per share                     $ .26         $ .25
 Diluted net income per share                   $ .25         $ .24

 Dividends paid per share                       $ .10         $ .10
                                                =====         =====

The accompanying notes are an integral part of these consolidated financial statements.

                    TWIN CITY BANCORP, INC.
                        AND SUBSIDIARIES
             Consolidated Statements of Cash Flows
                          (unaudited)
                         (in thousands)

                                                     Three Months Ended
                                                          March 31,
                                                     ------------------
                                                     1999          2000
                                                     ----          ----
Net cash provided (used) by operating activities     $ 1,224       $  (777)
                                                     -------       -------
Cash flows from investing activities:
 Maturities of investment securities                     500             -
 Proceeds from sale of FHLB stock                          -           186
 Principal payments on mortgage-backed securities      1,614           764
 Purchase of mortgage-backed securities
  classified as available for sale                    (4,238)            -
 Net decrease (increase) in loans originated          (1,791)       (1,739)
 Purchase of loans                                      (650)       (2,616)
 Premiums invested in life insurance                       -            (2)
 Proceeds from sale of real estate                       121             -
 Purchase of premises and equipment                      (62)         (353)
                                                     -------       -------
   Net cash provided (used) by investing activities   (4,506)       (3,760)
                                                     -------       -------

Cash flows from financing activities:
 Net increase (decrease) in deposits                     377         4,336
 Increase in advance payments by borrowers
  for taxes and insurance                                399           373
 Net proceeds from FHLB advances                           -            50
 Dividends paid                                         (172)         (107)
 Acquisition of treasury stock                          (311)            -
                                                     -------       -------
   Net cash provided (used) by financing activities      293         4,652
                                                     -------       -------
Net increase (decrease) in cash                       (2,989)          115

Cash at beginning of period                           10,341         5,275
                                                     -------       -------
Cash at end of period                                $ 7,352       $ 5,390
                                                     =======       =======
Supplemental disclosures:
 Noncash investing and financing activities:
  Loans sold in exchange for mortgage-backed
    securities                                       $ 1,106       $ 2,505
                                                     =======       =======
  Foreclosed real estate                             $    29       $     -
                                                     =======       =======
 Cash paid during the period for:
  Interest                                           $ 1,012       $ 1,170
                                                     =======       =======
  Income taxes                                       $    43       $     -
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
           -----------------------------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These consolidated financial statements include the accounts of Twin City Bancorp, Inc. (the "Company") and its subsidiary, Twin City Federal Savings Bank (the "Bank"), and the Bank's wholly owned subsidiaries, TCF Investors, Inc. and Magnolia Investment, Inc., and in consolidation all significant intercompany items are eliminated. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods presented have been made. Such adjustments were of a normal recurring nature. The results of operations for the 2000 interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year.

It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended December 31, 1999 which are included in the Form 10-KSB (file no. 0-25290).

Note 2 -  Cash Flow Information
          ---------------------

As presented in the consolidated statements of cash flows, cash and cash equivalents include cash on hand and interest-earning deposits in other banks. The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2000 AND DECEMBER
31, 1999

The Company's total consolidated assets increased $5.2 million, or 4.5% to $121.2 million at March 31, 2000 from $116.0 million at December 31, 1999. Net loans receivable increased $1.8 million or 2.0% from $87.2 million at December 31, 1999 to $89.0 million at March 31, 2000. The Company continues to sell a majority of its fixed-rate originations in the secondary market servicing retained without recourse. The Company's portfolio of mortgage-backed securities increased $1.8 million or 10.3% from $17.1 million at December 31, 1999 to $18.8 million at March 31, 2000. A part of this increase of mortgage-backed securities was $2.5 million of loans that were swapped for mortgage-backed securities. Cash and due from banks and interest-earning deposits increased from $5.3 million at December 31, 1999 to $5.4 million at March 31, 2000.

Deposits increased $4.3 million, or 4.7% from $92.2 million at December 31, 1999 to $96.5 million at March 31, 2000 through the Company's marketing efforts and ability to attract new deposits. The Company's borrowings from the Federal Home Loan Bank were $8.9 million at March 31, 2000 and provide an additional source of liquidity.

Stockholders' equity has increased $236,000 or 1.7% from December 31, 1999 to March 31, 2000. The Company posted comprehensive income of $275,000 for the three months ended March 31, 2000 while paying dividends of $0.10 per share of common stock, or $107,000. During the three months ended March 31, 2000, the Company recognized compensation earned in the amount of

$68,000 from the Employee Stock Ownership Plan and the
Management Recognition Plan. There were no repurchases of common stock during the March 2000 quarter.

COMPARISON OF RESULTS OF OPERATIONS

Net income was $262,000 or $0.24 diluted earnings per share for the three months ended March 31, 2000 compared to $295,000 or $0.25 diluted earnings per share for the three months ended March 31, 1999. The decline in net income was attributable to lower net interest income and non-interest income which offset reductions in non-interest expense and the provision for loan losses.

Net interest income for the three months ended March 31, 2000 decreased $97,000 as compared to the three months ended March 31, 1999. The changes are directly attributable to an increase of $128,000 in interest expense as the average balance of interest-bearing liabilities increased by approximately $6.5 million to$103.7 million for the three months ending March 31, 2000 as compared to the same period in 1999. The increase in interest expense was offset by a $31,000 increase in interest income. Interest earning assets increased by approximately $3.6 million during the three months ending March 31, 2000 compared to the same period in 1999. The interest rate spread decreased from 3.53% for the three months ended March 31, 1999 to 3.16% for the three months ended March 31, 2000. The net interest margin decreased from 3.95% for the three months ended March 31,
1999 to 3.48% for the three months ended March 31, 2000.   The
Company's net interest margin has been adversely affected by the rate increases since last year which have required the Company to increase deposit rates more quickly than its loan portfolio has been able to adjust. The average yield on interest-earning assets decreased 14 basis points from 7.71% for the three months ended March 31, 1999 to 7.57% for the three months ended March 31, 2000. The average cost on interest-bearing liabilities decreased from 4.18% for the three months ended March 31, 1999 to 4.41% for the three months ended March 31, 2000.

The provision for loan losses amounted to $35,000 and $1,000 for the three months ended March 31, 1999 and 2000, respectively. For the three months ended March 31, 2000 net charge-offs were approximately $11,000. At March 31, 2000, the allowance for loan losses represented 280% of total loans past due more than ninety days. At March 31, 2000, management reviewed the allowance for loan losses in relation to the Company's performance with past collections and chargeoffs, management's experience with the loan portfolio, and observations of the general economic climate and loan loss expectations. From this review and analysis, and based on management's experience and judgment in managing the loan portfolio, it was determined that an allowance for loan losses of approximately $206,000 was adequate, and therefore, a $1,000 loan loss provision was recorded for the quarter ended March 31, 2000.

Non-interest income decreased $20,000 from $213,000 for the three months ended March 31, 1999 to $193,000 for the three months ended March 31, 2000. This decrease was the result of a reduction in loan sale activity for the first quarter of 2000. The Company continues to sell its fixed-rate loan product in the secondary market. Gains on the sale of fixed-rate mortgage loans recognized for the three months ended March 31, 2000 were $70,000 as compared to $126,000 for the three months ended March 31, 1999. The Company saw an increase in loan fees and service charge income during the three-month period of 2000. For the three months ended March 31, 2000, loan fees and service charges amounted to $101,000 as compared to $60,000 for the three months ended March 31, 1999. Insurance commissions and fees were $15,000 for the three months ended March 31, 2000 as compared to $19,000 for the three months ended March 31, 1999.

Non-interest expense decreased $28,000 for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. Compensation and employee benefits decreased $28,000 from $436,000 for the three months ended March 31, 1999 to $408,000 for the three months ended March 31, 2000. This decrease was the result of various reductions in employee related benefits such as the ESOP plan and employee incentive plans. Deposit insurance premiums showed a reduction of $9,000 for the three-month period ended March 31, 2000 compared to 1999. Data processing increased $16,000 from $71,000 for the three months ended March 31, 1999 to $87,000 for the three months ended March 31, 2000. These expenses are affected by the volume of transactions processed by the data center. Other expense decreased $7,000 from $136,000 for the three months ended March 31, 1999 to $129,000 for the three months ended March 31, 2000.

Other comprehensive income is composed of net unrealized holding gains and losses on securities classified as available for sale in accordance with SFAS No. 115. For the three months ending March 31, 1999 and 2000, the Company reported net unrealized gains (losses) on securities, net of tax benefits, of ($1,000) and $13,000, respectively. The accumulated other comprehensive income at March 31, 2000 was ($410,000). Even though the Company's mortgage-backed securities are classified as available for sale, management tends to hold these investments while principal paydowns are received or until market conditions indicate that it is advantageous for the sale of selected securities.

LIQUIDITY AND CAPITAL RESOURCES. The Company's primary sources of funds are deposits, borrowings from the Federal Home Loan Bank and proceeds from principal and interest payments on loans and mortgage-backed securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. As of March 31, 2000, the Company had under construction a new branch facility with an estimated completion date of May 2000. The Company also had unfunded loan commitments of approximately $1.5 million.

At March 31, 2000, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Company. Further, at March 31, 2000, management was not aware of any current recommendations by the regulatory authorities that, if implemented, would have such an effect. The Savings Bank exceeded all of its capital requirements at March 31, 2000.

YEAR 2000 COMPLIANCE. Like many financial institutions, we rely on computers to conduct our business and information systems processing. Industry experts were concerned that on January 1, 2000, some computers might not be able to interpret the new year properly, causing computer malfunctions. Some banking industry experts remain concerned that some computers may not be able to interpret additional dates in the year 2000 properly. We have operated and evaluated our computer operating systems following January 1, 2000 and have not identified any errors or experienced any computer system malfunctions. We will continue to monitor our information systems to assess whether our systems are at risk of misinterpreting any future dates and will develop, if needed, appropriate contingency plans to prevent any potential system malfunction or correct any system failures. We have not been informed of any such problem experienced by our vendors or our customers.

However, it is too early to conclude that there will not be any problems arising from the Year 2000 issue, particularly with some of our vendors or customers. We will continue to monitor our significant vendors of goods and services and customers with respect to any Year 2000 problems they may encounter, as those issues may effect our ability to continue operations, or might adversely affect the our financial position, results of operations and cash flows. At this time, we do not believe that these potential problems will materially impact the ability to continue our operations. However, no assurance can be given that this will be the case.

PART II.   OTHER INFORMATION
           -----------------

Item 1.    Legal Proceedings
           -----------------

From time to time, the Company and any subsidiaries may be a party to various legal proceedings incident to its or their business. At March 31, 2000, there were no legal proceedings to which the Company or any subsidiary was a party, or to which of any of their property was subject, which were expected by management to result in a material loss.

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

          None

Item 5.   Other Information
          -----------------

          None

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a) The following exhibits are filed as a part of this report:

        3.1 /1/      Charter of Twin City Bancorp, Inc.
        3.2 /1/      Bylaws of Twin City Bancorp, Inc.
        4/1/         Form of Common Stock Certificate
        10.1 /1/,/2/ Twin City Bancorp, Inc. Incentive
                     Compensation Plan, as amended
        10.2 /1/     Twin City Bancorp, Inc. Deferred
                     Compensation Plan
        10.3 /3/     Employment Agreements between Twin City
                     Bancorp, Inc. and Twin City Federal
                     Savings Bank and Thad R. Bowers
        10.4 /3/     Severance Agreements between Twin City
                     Bancorp, Inc. and Twin City Federal
                     Savings Bank and Judith O.
                     Bowers, Robert C. Glover, Michael H.
                     Phipps,  Joyce C. Rouse and John M.
                     Wolford
         10.5 /1/    Twin City Federal Savings Bank
                     Supplemental Executive Retirement
                     Agreement
         10.6 /3/    Twin City Bancorp, Inc. 1995 Stock Option
                     and Incentive Plan
         10.7 /3/    Twin City Bancorp, Inc. Management
                     Recognition Plan Financial Data Schedule
         27          Financial Data Schedule

         (b) Reports on Form 8-K. The Company did not file a current report on Form 8-K during the quarter covered by this report.


___________
/1/ Incorporated by reference to Company's Registration
    Statement on Form S-1 No. 33-84196
/2/ Incorporated by reference to Company's Quarterly Report on
    Form 10-QSB for the fiscal quarter ended September 30, 1995 /3/ Incorporated by reference to Company's Quarterly Report on
    Form 10-QSB for the fiscal quarter ended March 31, 1995

                      SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                        TWIN CITY BANCORP, INC.




Date May 12, 2000       By /s/ Thad R. Bowers
                           -----------------------
                           Thad R. Bowers
                           President and Chief Executive Officer
                           (Duly Authorized Representative and
                           Principal Executive and Financial
                           Officer)