Form 10QSB
period 2000-06-30
TWIN CITY BANCORP INC
filed 2000-08-11
CIK 930373

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

                  For the quarterly period ended June 30, 2000
                  --------------------------------------------



                         Commission File Number: 0-25290
                         -------------------------------


                             Twin City Bancorp, Inc.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

       Tennessee                                               62-1582947
------------------------                                    ----------------
(State of incorporation)                                    (I.R.S. Employer
                                                           Identification No.)

  310 State Street, Bristol Tennessee                        37620
--------------------------------------                    -----------
(Address of principal executive offices)                   (Zip Code)

         Issuer's telephone number, including area code: (423) 989-4400
                                                         --------------

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such requirements for the past sixty days: Yes X   No
                                                                  ----   ----

     As of June 30, 2000, there are 1,121,388 shares of the issuer's Common Stock, par value $1.00 per share, outstanding.

     Transitional small business disclosure format (check one): Yes     No  X
                                                                   ----   ----

                    TWIN CITY BANCORP, INC. AND SUBSIDIARIES
                    ----------------------------------------
                               Bristol, Tennessee
                               ------------------

                                      INDEX
                                      -----



PART I. FINANCIAL INFORMATION

   Item 1.     Financial Statements

               Consolidated Balance Sheets - (Unaudited) as of December 31, 1999 and June 30, 2000

               Consolidated Statements of Comprehensive Income - (Unaudited) for the six and three-month periods ended June 30, 1999 and 2000

               Consolidated Statements of Cash Flows - (Unaudited) for the six-month periods ended June 30, 1999 and 2000

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

   Item 4.     Submission of Matters to a Vote of Security Holders

   Item 5.     Other Information

   Item 6.     Exhibits and Reports on Form 8-K

                             TWIN CITY BANCORP, INC.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (unaudited)
                        (in thousands, except share data)


                                                         December 31,           June 30,
                                                            1999                 2000
                                                            ----                 ----
                             Assets
                             ------
Cash and due from banks                                $    2,998            $    1,140
Interest-earning deposits                                   2,277                 3,718
Investment securities (amortized cost - $4
   and $4)                                                      4                     4
Loans receivable, net                                      87,202                93,007
Loans held for sale                                           172                   477
Mortgage-backed securities (amortized
   cost - $17,759 and $ 18,786)                            17,075                18,130
Premises and equipment, net                                 3,487                 4,048
Real estate, net                                               85                   180
Federal Home Loan Bank stock                                  829                   669
Interest receivable                                           244                   719
Other                                                       1,638                 1,819
                                                       ----------            ----------






   Total assets                                        $   116,011           $   123,911
                                                       ===========           ===========

                                               (continued on next page)



                                                              December 31,         June 30,
                                                                  1999               2000
                                                                  ----               ----
                Liabilities and Stockholders' Equity
                ------------------------------------

Deposits                                                    $    92,165           $    96,099
Federal Home Loan Bank advances                                   8,850                11,550
Advance payments by borrowers for
   taxes and insurance                                              274                 1,004
Accrued expenses and other liabilities                              436                   458
Income taxes payable:
   Current                                                           69                   153
   Deferred                                                         690                   700
                                                            -----------           -----------
       Total liabilities                                        102,484               109,964
                                                            -----------           -----------

Stockholders' Equity
   Common stock ($1 par value, 8,000,000
     shares authorized; 1,219,430 shares issued;
      1,121,388 outstanding at December 31, 1999 and
     June 30, 2000)                                               1,220                 1,220
   Paid-in capital                                                7,003                 7,039
   Retained earnings, substantially restricted                    7,513                 7,803
   Accumulated other comprehensive income (loss)                   (423)                 (407)
   Treasury stock, 98,042 shares, at cost                        (1,385)               (1,385)
   Unearned compensation:
     Employee stock ownership plan                                 (359)                 (323)
     Management recognition plan                                    (42)                   --
                                                            ------------          -----------
       Total stockholders' equity                                13,527                13,947
                                                            -----------           -----------

       Total liabilities and stockholders' equity           $   116,011           $   123,911
                                                            ===========           ===========






The accompanying notes are an integral part of these consolidated financial statements.

                             TWIN CITY BANCORP, INC.
                                AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                                   (unaudited)
                      (in thousands, except per share data)

                                        Six Months Ended                      Three Months Ended
                                             June 30                                June 30
                                  ----------------------------           ----------------------------
                                    1999                2000               1999               2000
                                    ----                ----               ----               ----
Interest income:
  Loan                             $  3,547           $  3,672            $  1,776          $  1,877
  Mortgage-backed securities            482                588                 253               309
  Investment securities                  57                 32                  26                15
  Interest-earning deposits              99                 51                  47                28
                                   --------           --------            --------          --------
   Total interest income              4,185              4,343               2,102             2,229
                                   --------           --------            --------          --------

Interest expense:
  Deposits                            1,835              2,136                 924             1,091
  Federal Home Loan
   Bank advances                        209                225                 105               127
                                   --------           --------            --------           -------
    Total interest expense            2,044              2,361               1,029             1,218
                                   --------           --------            --------          --------

    Net interest income               2,141              1,982               1,073             1,011

Provision for loan losses                80                  1                  45                --
                                   --------           --------            --------          --------

    Net interest income after
     provision for loan losses        2,061              1,981               1,028             1,011
                                   --------           --------            --------          --------

Non-interest income:
  Loan fees and service charges         132                174                  72                73
  Insurance commission and fees          37                 30                  18                15
  Gain on sale of loans                 268                130                 142                60
  Other                                  20                 17                  12                10
                                   --------           --------            --------          --------
   Total non-interest income            457                351                 244               158
                                   --------           --------            --------          --------

Non-interest expense:
  Compensation and employee
   benefits                             880                825                 444               417
  Net occupancy expense                 185                199                  87               101
  Deposit insurance premiums             27                 10                  13                 5
  Data processing                       155                180                  84                93
  Other                                 271                275                 135               146
                                   --------           --------            --------          --------
   Total non-interest expense         1,518              1,489                 763               762
                                   --------           --------            --------          --------

                                                    (continued on next page)

                             TWIN CITY BANCORP, INC.
                                AND SUBSIDIARIES
           Consolidated Statements of Comprehensive Income (continued)
                                   (unaudited)
                      (in thousands, except per share data)


                                                 Six Months Ended        Three Months Ended
                                                       June 30                 June 30
                                              ---------------------      ------------------
                                                 1999         2000          1999      2000
                                                 ----         ----          ----      ----
Income before income taxes                    $ 1,000       $   843      $   509    $   407

   Income tax expense                             398           339          202        165
                                              -------       -------      -------    -------

Net income                                        602           504          307        242

Other comprehensive income:
  Net unrealized gains (losses) on
securities  available for sale,
net of tax expense (benefit) of ($113)
and $10 respectively, for the six
months ended June 30, 1999 and 2000,
and ($113) and $1 for the three months
ended  June 30, 1999 and 2000                    (183)           16         (182)         3
                                              -------       -------      -------    -------


     Comprehensive income                     $   419       $   520      $   125    $   245
                                              =======       =======      =======    =======



Basic net income per share                    $   .54       $   .47      $   .28    $   .22
Diluted net income per share                  $   .52       $   .46      $   .27    $   .22

Dividends paid per share                      $   .25       $   .20      $   .10    $   .10
                                              =======       =======      =======    =======




The accompanying notes are an integral part of these consolidated financial statements.

                             TWIN CITY BANCORP, INC.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                                 (in thousands)

                                                                       Six Months Ended June 30,
                                                                  -------------------------------
                                                                    1999                 2000
                                                                    ----                 ----

Net cash provided (used) by operating activities                  $  1,121              $   (133)
                                                                  --------              --------
Cash flows from investing activities:
   Maturities of investment securities                               1,000                    --
   Proceeds from sale of FHLB stock                                     --                   186
   Principal payments on mortgage-backed securities                  2,373                 1,460
   Purchase of mortgage-backed securities
     classified as available for sale                               (3,034)                   --
   Net decrease (increase) in loans originated                      (6,534)               (5,282)
   Purchase of loans                                                (2,132)               (3,112)
   Premiums invested in life insurance                                  --                    (4)
   Proceeds from sale of real estate                                   121                    --
   Purchase of premises and equipment                                  (82)                 (683)
                                                                  --------              --------
       Net cash provided (used) by investing activities             (8,288)               (7,435)
                                                                  --------              --------

Cash flows from financing activities:
   Net increase (decrease) in deposits                                 930                 3,934
   Increase in advance payments by borrowers
     for taxes and insurance                                           774                   730
   Proceeds from FHLB advance                                           --                 2,700
   Dividends paid                                                     (301)                 (213)
   Acquisition of treasury stock                                      (670)                   --
                                                                  --------              --------
       Net cash provided (used) by financing activities                733                 7,151
                                                                  --------              --------

Net decrease in cash                                                (6,434)                 (417)

Cash at beginning of period                                         10,341                 5,275
                                                                  --------              --------

Cash at end of period                                             $  3,907              $  4,858
                                                                  ========              ========

Supplemental disclosures:
   Noncash investing and financing activities:
     Loans sold in exchange for mortgage-backed securities        $  3,136              $  2,505
                                                                  ========              ========
     Foreclosed real estate                                       $     29              $     96
                                                                  ========              ========

   Cash paid during the period for:
     Interest                                                     $  2,048              $  2,305
                                                                  ========              ========
     Income taxes                                                 $    267              $    264
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

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

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

PROPOSED BUSINESS COMBINATION

     On July 18, 2000, the Company and the Bank entered into an Agreement and Plan of Merger (the "Merger Agreement") with Citco Community Bancshares, Inc. ("Citco") and its wholly owned subsidiary, Citizens Bank, pursuant to which the Company will merge with and into Citco (the "Merger"). As a result of the Merger, each outstanding share of the Company's common stock, par value $1.00 per share (the "Common Stock"), will be converted into the right to receive $17.15 in cash subject to possible adjustment in the event the costs of terminating certain benefit plans exceed certain thresholds (the "Exchange Price"). The Merger is conditioned upon, among other things, approval by Company's shareholders and the receipt of certain regulatory and governmental approvals. In connection with the Merger Agreement, the Company has entered into a Stock Option Agreement (the "Option Agreement") pursuant to which the Company has granted Citco the right, upon the terms and subject to the conditions set forth in the Option Agreement to purchase up to 223,156 shares (or 19.9%) of the Common Stock at a price of $15.50 per share, subject to certain adjustments. The parties anticipate that the Merger will close during the fourth quarter of the current year.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2000 AND DECEMBER 31, 1999

The Company's total consolidated assets increased $7.9 million, or 6.8% to $123.9 million at June 30, 2000 from $116.0 million at December 31, 1999. Net loans receivable increased $5.8 million or 6.7% from $87.2 million at December 31, 1999 to $93.0 million at June 30, 2000. The Company continues to sell a majority of its fixed-rate originations in the secondary market servicing retained without recourse. The Company's portfolio of mortgage-backed securities increased $1.0 million or 6.2% from $17.1 million at December 31, 1999 to $18.1 million at June 30, 2000. A part of this net increase of mortgage-backed securities was $2.5 million of loans that were swapped for mortgage-backed securities. Cash and due from banks and interest-earning deposits decreased $417,000 from $5.3 million at December 31, 1999 to $4.9 million at June 30, 2000.

Deposits increased $3.9 million, or 4.3% from $92.2 million at December 31, 1999 to $96.1 million at June 30, 2000 through the Company's marketing efforts and ability to attract new deposits. The Company borrowings from the Federal Home Loan Bank were $11.6 million at June 30, 2000 and provide an additional source of liquidity.

Stockholders' equity has increased $420,000 or 3.1% from December 31, 1999 to June 30, 2000. The Company posted comprehensive income of $520,000 for the six months ended June 30, 2000 while paying dividends of $0.20 per share of common stock, or $213,000. During the six months ended June 30, 2000, the Company recognized compensation earned in the amount of $114,000 from the Employee Stock Ownership Plan and the Management Recognition Plan. There were no repurchases of common stock during the six months ended June 30, 2000.

The Company opened a new branch in Bristol, Virginia in May 2000.

COMPARISON OF RESULTS OF OPERATIONS

Net income was $504,000 or $0.46 diluted earnings per share for the six months ended June 30, 2000 compared to $602,000 or $0.52 diluted earnings per share for the six months ended June 30, 1999. For the three months ended June 30, 2000, net income was $242,000 or $0.22 diluted earnings per share compared to $307,000 or $0.27 diluted earnings per share for the three months ended June 30, 1999. The decline in net income was attributable to lower net interest income and non-interest income with offsetting reductions in non-interest expense and the provision for loan losses.

Net interest income for the six months ended June 30, 2000 decreased $159,000 as compared to the six months ended June 30, 1999, and for the three months ended June 30, 2000 decreased $62,000 compared to the three months ended June 30, 1999. The changes are directly attributable to net changes in the volume of interest earning assets over interest bearing liabilities and changes in the interest rate spread. The interest rate spread decreased from 3.50% for the six months ended June 30, 1999 to 3.20% for the six months ended June 30, 2000 and decreased from 3.48% for the three months ended June 30, 1999 to 3.24% for the three months ended June 30, 2000. Net interest margin decreased from 3.93% for the six months ended June 30, 1999 to 3.52% for the six months ended June 30, 2000 and decreased from 3.91% for the three months ended June 30, 1999 to 3.56% for the three months ended June 30, 2000. The Company continues to see the net interest margin being affected by the rate increases which have required the Company to increase deposit rates more quickly that its loan portfolio has been able to adjust. The average yield on interest-earning assets increased 3 basis points from 7.68% for the six months ended June 30, 1999 to 7.71% for the six months ended June 30, 2000 and increased 20 basis points from 7.65% for the three months ended June 30, 1999 to 7.85% for the three months ended June 30, 2000. The average balance of interest-earning assets was $108.9 million for the six months ended June 30, 1999 as compared to $112.6 million for the six months ended June 30, 2000.

The average cost on interest-bearing liabilities increased from 4.18% for the six months ended June 30, 1999 to 4.51% for the six months ended June 30, 2000 and increased from 4.17% for the three months ended June 30, 1999 to 4.61% for the three months ended June 30, 2000. The average balance of interest-bearing liabilities was $97.9 million for the six months ended June 30, 1999 as compared to $104.7 million for the six months ended June 30, 2000. The additional Federal Home Loan Bank borrowings outstanding during the six months ended June 30, 2000 increased interest expense by $16,000 when compared to 1999.

The provision for loan losses amounted to $80,000 and $1,000 for the six months ended June 30, 1999 and 2000, respectively, and $45,000 and none for the three months ended June 30, 1999 and 2000, respectively. For the six months ended June 30, 2000, net charge-offs were approximately $13,400. At June 30, 2000, the allowance for loan losses represented 598%, of total loans past due more than ninety days. As of June 30, 2000, management reviewed the allowance for loan losses in relation to the Company's performance with past collections and chargeoffs, management's experience with the loan portfolio, and observations of the general economic climate and loan loss expectations. From this review and analysis, and based on management's experience and judgment in managing the loan portfolio, it was determined that an allowance for loan losses of approximately $203,000 was adequate, and therefore, a loan loss provision of $1,000 was recorded for the six months ended June 30, 2000.

Non-interest income decreased $106,000 from $457,000 for the six months ended June 30, 1999 to $351,000 for the six months ended June 30, 2000 and decreased by $86,000 for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This decrease was the result of a reduction in loan sale activity during both the three and six month periods ending June 30, 2000. The Company continues to sell its fixed-rate loan product in the secondary market. Gains on the sale of fixed-rate mortgage loans recognized for the six months ended June 30, 2000 were $130,000 as compared to $268,000 for the six months ended June 30, 1999, and were $60,000 for the three months ended June 30, 2000 as compared to $142,000 for the three months ended June 30, 1999. The Company saw an increase in loan fees and service charge income during both the six and three month periods of 2000. For the six months ended June 30, 2000, loan fees and service charges amounted to $174,000 as compared to $132,000 for the six months ended June 30, 1999, and amounted to $73,000 for the three months ended June 30, 2000 as compared to $72,000 for the three months ended June 30, 1999. Insurance commissions and fees were $30,000 for the six months ended June 30, 2000 as compared to $37,000 for the six months ended June 30, 1999 and was $15,000 for the three months ended June 30, 2000 as compared to $18,000 for the three months ended June 30, 1999.

Non-interest expense decreased $29,000 for the six months ended June 30, 2000 compared to the six months ended June 30, 2000, and $1,000 from $763,000 for the three months ended June 30, 1999 to $762,000 for the three months ended June 30, 2000. Compensation and employee benefits decreased $55,000 from $880,000 for the six months ended June 30, 1999 to $825,000 for the six months ended June 30, 2000, and decreased $27,000 from $444,000 for the three months ended June 30, 1999 to $417,000 for the three months ended June 30, 2000. These decreases were the result of reductions in the expenses associated with certain employee incentive plans. Deposit insurance premiums decreased for the three and six-month periods ended June 30, 2000 as compared to 1999 due to a reduction in the rate at which the Bank was assessed by the FDIC for payments on obligations issued by the Financing Corporation ("FICO"), a federal agency established to finance takeovers of insolvent thrifts. Prior to December 31, 1999, institutions with deposits insured by the Savings Association Insurance Fund ("SAIF") were assessed at five times the rate at which institutions with deposits insured by the Bank Insurance Fund ("BIF") were assessed. As a result of the equalization of FICO assessment rates, the Bank's FICO assessment was reduced. Data processing increased $25,000 from $155,000 for the six months ended June 30, 1999 to $180,000 for the six months ended June 30, 2000. Of the six-month increase in data processing, $9,000 occurred during the three months ending June 30, 2000. Other expense increased $4,000 from $271,000 for the six months ended June 30, 1999 to $275,000 for the six months ended June 30, 2000 and increased $11,000 from $135,000 for the three months ended June 30, 1999 to $146,000 for the three months ended June 30, 2000. Management continues its attempt to control its operating cost.

Other comprehensive income is composed of net unrealized gains and losses on securities classified as available for sale in accordance with SFAS No. 115. For the six months ending June 30, 1999 and 2000, the Company reported net unrealized gains (losses) on securities, net of tax expense (benefits), of ($183,000) and $16,000, respectively. These amounts were $(182,000) and $3,000 for the three months ended June 30, 1999 and 2000, respectively. The accumulated other comprehensive income at June 30, 2000 was ($407,000). Even though the Company's mortgage-backed securities are classified as available for sale, management tends to hold these investments while principal paydowns are received or until market conditions indicate that it is advantageous for the sale of selected securities.

LIQUIDITY AND CAPITAL RESOURCES. The Company's primary sources of funds are deposits, borrowings from the Federal Home Loan Bank and proceeds from principal and interest payments on loans and mortgage-backed securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. The Company also had unfunded loan commitments of approximately $1.8 million.

At June 30, 2000, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Company. Further, at June 30, 2000, management was not aware of any current recommendations by the regulatory authorities that, if implemented, would have such an effect. The Bank exceeded all of its capital requirements at June 30, 2000.

PART II.  OTHER INFORMATION
          -----------------

Item 1.   Legal Proceedings
          -----------------

From time to time, the Company and any subsidiaries may be a party to various legal proceedings incident to its or their business. At June 30, 2000, there were no legal proceedings to which the Company or any subsidiary was a party, or to which of any of their property was subject, which were expected by management to result in a material loss.

Item 2.   Changes in Securities and Use of Proceeds
          -----------------------------------------

          None

Item 3.   Defaults Upon Senior Securities
          -------------------------------

          None

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          The Annual Meeting of the Stockholders of the Company was held on May 15, 2000. The results of the vote on matters presented at the Meeting were as follows:

          The following individual was elected as director for a three-year term:


                                    VOTE FOR           VOTE WITHHELD
                                    --------           -------------

          Paul R. Wohlford           868,550                3,375

          There were no broker non-votes or abstentions.


Item 5.   Other Information
          -----------------
          None

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------


          The following exhibits are filed as a part of this report:

          2.1/1/    Agreement and Plan of Merger dated as of July 18, 2000 by and between Twin City Bancorp, Inc., Twin City Federal Savings Bank,
                    Citco Community Bancshares, Inc. and Citizens Bank.
          2.2/1/    Stock Option Agreement, dated as of July 19, 2000, between Twin City
                    Bancorp, Inc. and Citco Community Bancshares, Inc.
          3.1/2/    Charter of Twin City Bancorp, Inc.
          3.2/2/    Bylaws of Twin City Bancorp, Inc.
          4/2/      Form of Common Stock Certificate
          10.1/2/3/ Twin City Bancorp, Inc. Incentive Compensation Plan, as amended
          10.2/2/   Twin City Bancorp, Inc. Deferred Compensation Plan
          10.3/4/   Employment Agreements between Twin City Bancorp, Inc. and
                    Twin City Federal Savings Bank and Thad R. Bowers
          10.4/4/   Severance Agreements between Twin City Bancorp, Inc. and
                    Twin City Federal Savings Bank and Brenda N. Baer, Judith O. Bowers,
                    Robert C. Glover, Michael H. Phipps,  Joyce  C.  Rouse and
                    John M. Wolford
          10.5/2/   Twin City Federal Savings Bank Supplemental Executive Retirement Agreement
          10.6/4/   Twin City Bancorp, Inc. 1995 Stock Option and Incentive Plan
          10.7/4/   Twin City Bancorp, Inc. Management Recognition Plan
          27.1      Financial Data Schedule


The Company did not file a current report on Form 8-K during the quarter covered by this report.


----------
1 Incorporated  by reference to Company's  Current Report on Form 8-K filed July
  21, 2000.
2 Incorporated by reference to Company's  Registration Statement on Form S-1 No.
  33-84196
3 Incorporated by reference to Company's Quarterly Report on Form 10-QSB for the
  fiscal quarter ended March 31, 1995
4 Incorporated by reference to Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 1995

                                   SIGNATURES




In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    TWIN CITY BANCORP, INC.




Date: August 10, 2000               By /s/ Thad R. Bowers
                                       -------------------------
                                       Thad R. Bowers
                                       President and Chief Executive Officer
                                        (Principal Executive, Financial and
                                         Accounting Officer)