Form 10QSB
period 2000-09-30
TWIN CITY BANCORP INC
filed 2000-11-13
CIK 930373

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

                For the quarterly period ended September 30, 2000
                -------------------------------------------------


                         Commission File Number: 0-25290
                         -------------------------------


                             Twin City Bancorp, Inc.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

       Tennessee                                              62-1582947
------------------------                                  ------------------
(State of incorporation)                                  (I.R.S. Employer
                                                          Identification No.)

  310 State Street, Bristol Tennessee                           37620
--------------------------------------                        -----------
(Address of principal executive offices)                      (Zip Code)

         Issuer's telephone number, including area code: (423) 989-4400
                                                         --------------

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such requirements for the past ninety days: Yes x  No
                                                                       ---   ---
         As of September 30, 2000, there are 1,121,388 shares of the issuer's Common Stock, par value $1.00 per share, outstanding.

Transitional small business disclosure format (check one):  Yes        No  x
                                                                ---       ---

                    TWIN CITY BANCORP, INC. AND SUBSIDIARIES
                    ----------------------------------------
                               Bristol, Tennessee
                               ------------------

                                      INDEX
                                      -----


PART I. FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Consolidated Balance Sheets - (Unaudited) as of December 31, 1999 and September 30, 2000

                    Consolidated    Statements   of   Comprehensive   Income   -
                    (Unaudited) for the nine and three-month periods ended September 30, 1999 and 2000

                    Consolidated Statements of Cash Flows - (Unaudited) for the nine-month periods ended September 30, 1999 and 2000

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

          Item 4.   Submission of Matters to a Vote of Security Holders

          Item 5.   Other Information

          Item 6.   Exhibits and Reports on Form 8-K

                             TWIN CITY BANCORP, INC.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (unaudited)
                        (in thousands, except share data)

                                             December 31,  September 30,
                                                1999           2000
                                                ----           ----
                    Assets
                    ------
Cash and due from banks                      $  2,998      $  1,796
Interest-earning deposits                       2,277         4,226
Investment securities (amortized cost - $4
   and $4)                                          4             4
Loans receivable, net                          87,202        92,907
Loans held for sale                               172           549
Mortgage-backed securities (amortized
   cost - $17,759 and $17,898)                 17,075        17,392
Premises and equipment, net                     3,487         4,113
Real estate, net                                   85            83
Federal Home Loan Bank stock                      829           682
Interest receivable                               244           373
Other                                           1,638         1,811
                                             --------      --------








   Total assets                              $116,011      $123,936
                                             ========      ========




                                             (continued on next page)

                                                       December 31,   September 30,
                                                          1999           2000
                                                          ----           ----
        Liabilities and Stockholders' Equity
        ------------------------------------

Deposits                                              $   92,165      $   98,036
Federal Home Loan Bank advances                            8,850           8,975
Advance payments by borrowers for
   taxes and insurance                                       274           1,314
Accrued expenses and other liabilities                       436             530
Income taxes payable:
   Current                                                    69             178
   Deferred                                                  690             758
                                                       ---------       ---------
       Total liabilities                                 102,484         109,791
                                                       ---------       ---------

Stockholders' Equity
   Common stock ($1 par value, 8,000,000
     shares authorized; 1,219,430 shares issued;
     1,121,388 outstanding at December 31, 1999 and
     September 30, 2000)                                   1,220           1,220
   Paid-in capital                                         7,003           7,065
   Retained earnings, substantially restricted             7,513           7,865
   Accumulated other comprehensive income (loss)            (423)           (314)
   Treasury stock, 98,042 shares, at cost                 (1,385)         (1,385)
   Unearned compensation:
     Employee stock ownership plan                          (359)           (306)
     Management recognition plan                             (42)             --
                                                       ---------       ---------
       Total stockholders' equity                         13,527          14,145
                                                       ---------       ---------

       Total liabilities and stockholders' equity     $  116,011      $  123,936
                                                       =========       =========


The accompanying notes are an integral part of these consolidated financial statements.

                             TWIN CITY BANCORP, INC.
                                AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                                   (unaudited)
                      (in thousands, except per share data)

                                                  Nine Months Ended                    Three Months Ended
                                                    September 30                           September 30
                                            ---------------------------------     -----------------------------
                                                 1999                2000               1999               2000
                                                 ----                ----               ----               ----
Interest income:
  Loan                                      $         5,401    $         5,628     $         1,854    $         1,956
  Mortgage-backed securities                            723                876                 241                288
  Investment securities                                  80                 47                  23                 15
  Interest-earning deposits                             128                 85                  29                 34
                                             --------------     --------------       -------------      -------------
   Total interest income                              6,332              6,636               2,147              2,293
                                             --------------     --------------       -------------      -------------

Interest expense:
  Deposits                                            2,795              3,317                 960              1,181
  Federal Home Loan
   Bank advances                                        327                375                 118                150
                                             --------------     --------------       -------------      -------------
    Total interest expense                            3,122              3,692               1,078              1,331
                                             --------------     --------------       -------------      -------------

    Net interest income                               3,210              2,944               1,069                962

Provision for loan losses                                80                 (5)                 --                 (6)
                                              -------------      --------------      -------------      --------------

    Net interest income after
     provision for loan losses                        3,130              2,949               1,069                968
                                              -------------      -------------       -------------      -------------

Non-interest income:
  Loan fees and service charges                         201                251                  69                 77
  Insurance commission and fees                          63                 47                  26                 17
  Gain on sale of loans                                 353                151                  85                 21
  Other                                                  29                 23                   9                  6
                                              -------------      -------------       -------------      -------------
   Total non-interest income                            646                472                 189                121
                                              -------------      -------------       -------------      -------------

Non-interest expense:
  Compensation and employee
   Benefits                                           1,315              1,239                 435                414
  Net occupancy expense                                 281                307                  96                108
  Deposit insurance premiums                             40                 15                  13                  5
  Data processing                                       238                262                  83                 82
  Other                                                 404                471                 133                196
                                             --------------     --------------       -------------      -------------
   Total non-interest expense                         2,278              2,294                 760                805
                                             --------------     --------------       -------------      -------------

                                                                                           (continued on next page)

                             TWIN CITY BANCORP, INC.
                                AND SUBSIDIARIES
           Consolidated Statements of Comprehensive Income (continued)
                                   (unaudited)
                      (in thousands, except per share data)

                                                  Nine Months Ended                    Three Months Ended
                                                    September 30                           September 30
                                            ---------------------------------     -----------------------------
                                                 1999                2000               1999               2000
                                                 ----                ----               ----               ----
Income before income taxes                  $         1,498    $         1,127     $           498    $           284

   Income tax expense                                   594                455                 196                116
                                              -------------      -------------       -------------      -------------

Net income                                              904                672                 302                168

Other comprehensive income:
  Net   unrealized   gains   (losses)  on
  securities  available for sale,  net of
  tax expense  (benefit) of ($113) and $67
  respectively,  for the nine months ended
  September 30, 1999 and 2000, and ($113)
  and $57 for the three months ended
  September 30, 1999 and 2000                          (286)               109                (103)                93
                                             --------------      -------------       --------------     -------------

     Comprehensive income                   $           618    $           781     $           199    $           261
                                             ==============     ==============      ==============     ==============


  Basic net income per share                $          .81     $          .63      $          .27     $          .16
  Diluted net income per share              $          .78     $          .60      $          .26     $          .15

  Dividends paid per share                  $          .35     $          .30      $          .10     $          .10
                                             =============      =============       =============      =============


The accompanying notes are an integral part of these consolidated financial statements.

                             TWIN CITY BANCORP, INC.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                                 (in thousands)

                                                                                 Nine Months Ended September 30,
                                                                            ------------------------------------------
                                                                                    1999                 2000
                                                                                    ----                 ----

Net cash provided (used) by operating activities                                $       1,535          $        563
                                                                                 ------------           -----------

Cash flows from investing activities:
   Maturities of investment securities                                                  1,000                    --
   Proceeds from sale of FHLB stock                                                        --                   186
   Principal payments on mortgage-backed securities                                     3,669                 2,342
   Purchase of mortgage-backed securities
     classified as available for sale                                                  (4,221)                   --
   Net decrease (increase) in loans originated                                         (8,952)               (4,734)
   Purchase of loans                                                                   (3,710)               (3,504)
   Premiums invested in life insurance                                                     (5)                   (6)
   Proceeds from sale of real estate                                                      121                    --
   Purchase of premises and equipment                                                    (374)                 (816)
                                                                                  -----------           ------------
       Net cash provided (used) by investing activities                               (12,472)               (6,532)
                                                                                  -----------           -----------

Cash flows from financing activities:
   Net increase (decrease) in deposits                                                  4,842                 5,871
   Increase in advance payments by borrowers
     for taxes and insurance                                                            1,111                 1,040
   Net proceeds from FHLB advances                                                      3,500                   125
   Dividends paid                                                                        (386)                 (320)
   Acquisition of treasury stock                                                         (952)                   --
                                                                                  -----------           -----------
       Net cash provided (used) by financing activities                                 8,115                 6,716
                                                                                  -----------           -----------

Net increase (decrease) in cash                                                        (2,822)                  747

Cash at beginning of period                                                            10,341                 5,275
                                                                                  -----------           -----------

Cash at end of period                                                           $       7,519          $      6,022
                                                                                 ============           ===========

Supplemental disclosures:
   Noncash investing and financing activities:
     Loans sold in exchange for mortgage-backed securities                      $       4,266          $      2,505
                                                                                 ============           ===========
     Foreclosed real estate                                                     $          --          $         96
                                                                                 ============           ===========

   Cash paid during the period for:
     Interest                                                                   $       3,138          $      3,716
                                                                                 ============           ===========
     Income taxes                                                               $         533          $        355
                                                                                 ============           ===========

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

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
        ------------------------------------------------------------------------
        of Operations
        -------------

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

PROPOSED BUSINESS COMBINATION

     On July 18, 2000, the Company and the Bank entered into an Agreement and Plan of Merger (the "Merger Agreement") with Citco Community Bancshares, Inc. ("Citco") and its wholly owned subsidiary, Citizens Bank, pursuant to which the Company will merge with and into Citco (the "Merger"). As a result of the Merger, each outstanding share of the Company's common stock, par value $1.00 per share (the "Common Stock"), will be converted into the right to receive $17.15 in cash subject to possible adjustment in the event the costs of terminating certain benefit plans exceed certain thresholds (the "Exchange Price"). The Merger is conditioned upon, among other things, approval by Company shareholders and the receipt of certain regulatory and governmental approvals. In connection with the Merger Agreement, the Company has entered into a Stock Option Agreement (the "Option Agreement") pursuant to which the Company has granted Citco the right, upon the terms and subject to the conditions set fort in the Option Agreement to purchase up to 223,156 shares (or 19.9%) of the Common Stock at a price of $15.50 per share, subject to certain adjustments. The parties anticipate that the Merger will close during the fourth quarter of the current year.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

The Company's total consolidated assets increased $7.9 million, or 6.8% to $123.9 million at September 30, 2000 from $116.0 million at December 31, 1999. Net loans receivable increased

$5.7 million or 6.5% from $87.2 million at December 31, 1999 to $92.9 million at September 30, 2000. The Company historically sold a majority of its fixed-rate originations in the secondary market servicing retained without recourse. However, with the impending merger, the volume of loans sold has decreased. The Company's portfolio of mortgage-backed securities increased $317,000 or 1.9% from $17.1 million at December 31, 1999 to $17.4 million at September 30, 2000. A part of this net increase of mortgage-backed securities was $2.5 million of loans that were swapped for mortgage-backed securities. Cash and due from banks and interest-earning deposits increased $747,000 from $5.3 million at December 31, 1999 to $6.0 million at September 30, 2000.

Deposits increased $5.9 million, or 6.4% from $92.2 million at December 31, 1999 to $98.0 million at September 30, 2000 through the Company's marketing efforts and ability to attract new deposits. The Company's borrowings from the Federal Home Loan Bank were $9.0 million at September 30, 2000 and provide an additional source of liquidity. Outstanding advances had increased $125,000 from December 31, 1999.

Stockholders' equity has increased $620,000 or 4.6% from December 31, 1999 to September 30, 2000. The Company posted comprehensive income of $782,000 for the nine months ended September 30, 2000 while paying dividends of $0.30 per share of common stock, or $320,000. During the nine months ended September 30, 2000, the Company recognized compensation earned in the amount of $157,000 from the Employee Stock Ownership Plan and the Management Recognition Plan. There were no repurchases of common stock during the nine months ended September 30, 2000.


COMPARISON OF RESULTS OF OPERATIONS

Net income was $672,000 or $0.60 diluted earnings per share for the nine months ended September 30, 2000 compared to $904,000 or $0.78 diluted earnings per share for the nine months ended September 30, 1999. For the three months ended September 30, 2000, net income was $168,000 or $0.15 diluted earnings per share compared to $302,000 or $0.26 diluted earnings per share for the three months ended September 30, 1999. The decline in net income was attributable to lower net interest income and non-interest income. The Company also had an increase in non-interest expense for certain merger-related expenses for consulting and legal services.

Net interest income for the nine months ended September 30, 2000 decreased $266,000 as compared to the nine months ended September 30, 1999, and for the three months ended September 30, 2000 decreased $107,000 compared to the three months ended September 30, 1999. The decreases are directly attributable reductions on the interest rate spread for the three and nine month periods as compared to the prior year. The interest rate spread decreased from 3.47% for the nine months ended September 30, 1999 to 3.12% for the nine months ended September 30, 2000 and decreased from 3.39% for the three months ended September 30, 1999 to 2.96% for the three months ended September 30, 2000. Net interest margin decreased from 3.88% for the nine months ended September 30, 1999 to 3.45% for the nine months ended September 30, 2000 and decreased from 3.78% for the three months ended September 30, 1999 to 3.33% for the three months ended September 30, 2000. The Company continues to see its net interest margin being affected by the interest rate increases which have required the Company to increase deposit rates more quickly that its loan portfolio has been able to adjust. The average yield on interest-earning assets increased 14 basis points from 7.65% for the nine months ended September 30, 1999 to 7.79% for the nine months ended September 30, 2000 and increased 35 basis points from 7.58% for the three months ended September 30, 1999 to 7.93% for the three months ended September 30, 2000. The average balance of interest-earning assets was $110.3 million for the nine months ended September 30, 1999 as compared to $113.6 million for the nine months ended September 30, 2000.

The average cost on interest-bearing liabilities increased from 4.18% for the nine months ended September 30, 1999 to 4.67% for the nine months ended September 30, 2000 and increased from 4.19% for the three months ended September 30, 1999 to 4.97% for the three months ended September 30, 2000. The average balance of interest-bearing liabilities was $99.5 million for the nine months ended September 30, 1999 as compared to $105.5 million for the nine months ended September 30, 2000. The average Federal Home Loan Bank borrowings outstanding during the nine months ended September 30, 2000 increased by $169,000 and as a result interest expense increased by $48,000 when compared to 1999.

The provision for loan losses amounted to $80,000 and a recovery of $(5,000) for the nine months ended September 30, 1999 and 2000, respectively, and none and a recovery of $(6,000) for the three months ended September 30, 1999 and 2000, respectively. The recoveries for the three and nine month periods are the result of reductions in specific loan loss reserves identified for loans were brought current. For the nine months ended September 30, 2000, net charge-offs were approximately $6,000. At September 30, 2000, the allowance for loan losses represented 296% of total loans past due more than ninety days. As of September 30, 2000, management reviewed the allowance for loan losses in relation to the Company's performance with past collections and chargeoffs, management's experience with the loan portfolio, and observations of the general economic climate and loan loss expectations. From this review and analysis, and based on management's experience and judgment in managing the loan portfolio, it was determined that an allowance for loan losses of approximately $204,000 was adequate.

Non-interest income decreased $174,000 from $646,000 for the nine months ended September 30, 1999 to $472,000 for the nine months ended September 30, 2000 and decreased by $68,000 for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This decrease was the result of a reduction in loan sale activity during both the three and nine month periods ending September 30, 2000. The Company historically sold certain fixed-rate loan product in the secondary market. Under the merger agreement, the Company may only sell loans which have been in the portfolio at least one year and may not swap residential mortgage loans for mortgage-backed securities issued by FHLMC without Citco's consent. Gains on the sale of fixed-rate mortgage loans recognized for the nine months ended September 30, 2000 were $151,000 as compared to $353,000 for the nine months ended September 30, 1999, and were $21,000 for the three months ended September 30, 2000 as compared to $85,000 for the three months ended September 30, 1999. The Company saw an increase in loan fees and service charge income during both the nine and three month periods of 2000. For the nine months ended September 30, 2000, loan fees and service charges amounted to $251,000 as compared to $201,000 for the nine months ended September 30, 1999, and amounted to $77,000 for the three months ended September 30, 2000 as compared to $69,000 for the three months ended September 30, 1999. Insurance commissions and fees were $47,000 for the nine months ended September 30,

2000 as compared to $63,000 for the nine months ended September 30, 1999 and was $17,000 for the three months ended September 30, 2000 as compared to $26,000 for the three months ended September 30, 1999.

Non-interest expense increased $16,000 for the nine months ended September 30, 2000 compared to the nine months ended September 30, 2000, and $45,000 from $760,000 for the three months ended September 30, 1999 to $805,000 for the three months ended September 30, 2000. Compensation and employee benefits decreased $76,000 from $1.3 million for the nine months ended September 30, 1999 to $1.2 million for the nine months ended September 30, 2000, and decreased $21,000 from $435,000 for the three months ended September 30, 1999 to $414,000 for the three months ended September 30, 2000. These decreases were the result of reductions in the expenses associated with certain employee incentive plans. Deposit insurance premiums decreased for the three and nine-month periods ended September 30, 2000 as compared to 1999 due to a reduction in the rate at which the Bank was assessed by the FDIC for payments on obligations issued by the Financing Corporation ("FICO"), a federal agency established to finance takeovers of insolvent thrifts. Prior to December 31, 1999, institutions with deposits insured by the Savings Association Insurance Fund ("SAIF") were assessed at five times the rate at which institutions with deposits insured by the Bank Insurance Fund ("BIF") were assessed. As a result of the equalization of FICO assessment rates, the Bank's FICO assessment was reduced. Data processing increased $24,000 from $238,000 for the nine months ended September 30, 1999 to $262,000 for the nine months ended September 30, 2000. Other expense increased $67,000 from $404,000 for the nine months ended September 30, 1999 to $471,000 for the nine months ended September 30, 2000 and increased $63,000 from $133,000 for the three months ended September 30, 1999 to $196,000 for the three months ended September 30, 2000. For the nine months ended September 30, 2000 the Company had incurred additional legal and consulting expenses of approximately $51,000 as a result of the pending merger.

Other comprehensive income is composed of net unrealized gains and losses on securities classified as available for sale in accordance with SFAS No. 115. For the nine months ending September 30, 1999 and 2000, the Company reported net unrealized gains (losses) on securities, net of tax expense (benefits), of $(286,000) and $109,000, respectively. These amounts were $(103,000) and $93,000 for the three months ended September 30, 1999 and 2000, respectively. The accumulated other comprehensive income at September 30, 2000 was $(314,000). Even though the Company's mortgage-backed securities are classified as available for sale, management tends to hold these investments while principal paydowns are received or until market conditions indicate that it is advantageous for the sale of selected securities.

LIQUIDITY AND CAPITAL RESOURCES. The Company's primary sources of funds are deposits, borrowings from the Federal Home Loan Bank and proceeds from principal and interest payments on loans and mortgage-backed securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. The

Company also had unfunded loan commitments of approximately $2.1 million which includes loans in process and new loans.

At September 30, 2000, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Company. Further, at September 30, 2000, management was not aware of any current recommendations by the regulatory authorities that, if implemented, would have such an effect. The Bank exceeded all of its capital requirements at September 30, 2000.

PART II.  OTHER INFORMATION
          -----------------

Item 1.   Legal Proceedings
          -----------------

From time to time, the Company and any subsidiaries may be a party to various legal proceedings incident to its or their business. At September 30, 2000, there were no legal proceedings to which the Company or any subsidiary was a party, or to which of any of their property was subject, which were expected by management to result in a material loss.

Item 2.   Changes in Securities and Use of Proceeds
          -----------------------------------------

          None

Item 3.   Defaults Upon Senior Securities
          -------------------------------

          None

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          None.

Item 5.   Other Information
          -----------------

          None

Item 6.  Exhibits and Reports on Form 8-K
         ---------------------------------

         The following exhibits are filed as a part of this report:

         2.1 /1/ Agreement and Plan of Merger dated as of July 18, 2000 by and between Twin City Bancorp, Inc., Twin City Federal Savings Bank, Citco Community Bancshares, Inc. and Citizens Bank.

         2.2 /1/      Stock Option Agreement, dated as of July 19, 2000, between
                      Twin City Bancorp, Inc. and Citco Community Bancshares,
                      Inc.
         3.1 /2/      Charter of Twin City Bancorp, Inc.

         3.2 /2/      Bylaws of Twin City Bancorp, Inc.

         4 /2/        Form of Common Stock Certificate

         10.1 /2/,/3/ Twin City Bancorp, Inc. Incentive Compensation Plan, as
                      amended
         10.2 /2/     Twin City Bancorp, Inc. Deferred Compensation Plan
         10.3 /4/     Employment Agreement between Twin City Bancorp, Inc. and
                      Twin City Federal Savings Bank and Thad R. Bowers
         10.4 /4/     Severance Agreements between Twin City Bancorp, Inc. and
                      Twin City Federal Savings Bank and Judith O. Bowers,
                      Robert C. Glover, Michael H. Phipps, Joyce C. Rouse and
                      John M. Wolford
         10.5 /2/     Twin City Federal Savings Bank Supplemental Executive
                      Retirement Agreement
         10.6 /4/     Twin City Bancorp, Inc. 1995 Stock Option and Incentive
                      Plan
         10.7 /4/     Twin City Bancorp, Inc. Management Recognition Plan
         27.1         Financial Data Schedule

The Company filed a current report on Form 8-K during the quarter covered by this report on July 21, 2000 to disclose under Item 5 the agreement and plan of merger with Citco Community Bancshares, Inc.


_________________
/1/ Incorporated by reference to Company's Current Report on Form 8-K filed July 21, 2000.
/2/ Incorporated by reference to Company's Registration Statement on Form S-1 No. 33-84196
/3/ Incorporated by reference to Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1995
/4/ Incorporated by reference to Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 1995

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      TWIN CITY BANCORP, INC.




Date: November 10, 2000               By /s/ Thad R. Bowers
                                         ---------------------------------
                                         Thad R. Bowers
                                         President and Chief Executive Officer
                                         (Principal Executive, Financial and
                                         Accounting Officer)